Form 10KSB
period 1999-03-31
BESICORP LTD
filed 1999-07-14
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 000-25209

                                Besicorp Ltd.
                 (Name of small business issuer in its charter)

                New York                                   14-1809375
  (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                    Identification Number)

   1151 Flatbush Road
   Kingston, New York                                            12401
   (Address of principal executive offices)                     Zip Code

Issuer's telephone number, including area code: (914) 336-7700

  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            X  Yes                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year is $5,716,603.

As of July 13, 1999, 136,382 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

                           INCORPORATION BY REFERENCE

Items 9, 10, 11 and 12 are incorporated by reference to the Company's definitive proxy statement or an amendment to this form 10-KSB, to be filed with the Security and Exchange Commission by July 29, 1999.

                                     PART I

Item 1.           Description of Business.

Recent Developments

         Michael F. Zinn, the Chairman of the Board, Chief Executive Officer and President of Besicorp Ltd. ("Besicorp" or the "Company"), recently made an offer to purchase the business and assets of the Company, subject to all of its liabilities, for an aggregate purchase price of $6.2 million in cash or approximately $45.46 per share. The offer provides that the holders of the shares of the Company's Common Stock outstanding prior to the consummation of the proposed transaction would be entitled to participate on a pro-rata basis in the funds, if any, that may be released from the approximately $6.5 million escrow fund established in connection with the merger involving the Company's former parent, Besicorp Group Inc. See "Business Potential Non-Recurring Funds". Josephthal & Co., Inc. ("Josephthal") has been retained to, among other things, assist in evaluating the offer. No assurance can be given that such transaction or any other transaction will be consummated. See "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

Background

         Besicorp specializes in (i) the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Photovoltaic Activities") and (ii) the development of power plant projects of various types, ranging from gas-fired cogeneration plants to coal-fired power plants to the development of other non-nuclear power plants ("Power Development Activities"). See Note 14 of Notes to Consolidated Financial Statements of Besicorp Ltd. for financial information regarding these activities.

         Prior to March 22, 1999, the Company was a wholly owned subsidiary of Besicorp Group Inc., a New York corporation ("Oldco") that was listed on the American Stock Exchange. Oldco was a party to an agreement and plan of merger dated November 23, 1998, as amended, by and among Oldco, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition (the "Plan of Merger"), pursuant to which it was acquired by Acquisition (the "Merger"). Besicorp was organized in New York in 1998 in order to satisfy a condition to the consummation of the Merger that required the distribution of Oldco's photovoltaic and independent power development businesses (the "Distributed Businesses") to Besicorp before the Merger. On March 22, 1999, Oldco declared a dividend of one share of Company Common Stock for each 25 shares of Oldco Common Stock outstanding (the "Spin-Off"). As a result of the Spin-Off, Besicorp became an independent publicly held company. Besicorp is thus the successor to businesses that have been in operation for more than six years and the following description contains historical information about the subsidiaries of Besicorp when they were subsidiaries of Oldco. See Note 1 of Notes to Consolidated Financial Statements of Besicorp Ltd.


Photovoltaic Activities

         Photovoltaic systems are systems that convert sunlight directly into electricity. The fundamental element of a photovoltaic system is the semiconductor device, or cell, which generates a variable electric current that is directly proportionate to the quantity of sunlight energy absorbed. Solar cells are electrically interconnected to form a module unit in which the cell groupings are formatted to achieve desired electrical power specifications, such as voltage and current. The solar module is the power-generating component of a complete photovoltaic system. Complete systems consist of one or more solar modules; controllers to monitor, regulate and control the electric output; and, in most systems, batteries to store the energy generated by the solar modules. Occasionally, backup generators or invertors, which convert DC electric power to AC power, are included as integral components of a system.

         The market for photovoltaic products and systems is primarily directed towards those electric power applications where access to utility power is relatively expensive, inconvenient or not available. Electric power systems that use photovoltaic technology include residential homes, communications systems (e.g., satellite earth stations, microwave relay stations, roadside emergency telephones and cellular network repeater stations), power systems for remote areas (e.g., forests and parks and rural areas) and remote monitoring systems that are used in production, consumption and the collection of scientific data (e.g., monitor remote gas pipelines and weather stations).

         The Company develops, assembles, markets and distributes photovoltaic modules, power systems and related products for a variety of applications. The Company develops solar power supply products for the portable computer, wireless electronics and telecommunications industries, solar power accessories for motor vehicles, electric boats and telemetry, as well as a polymer encapsulation production processes for photovoltaic modules that can be integrated into other products for consumer, commercial and industrial use. In addition, the Company markets and sells prepackaged solar electric power products and systems, system components, and system accessories ranging from small battery chargers, to water pumping kits, to outdoor lighting, to portable power generators, to PV power stations.

         In addition to utilizing the Company's resources, products are developed using government grants, industry funded projects, and technology demonstration contracts to the extent practicable. In connection therewith, the Company has entered into various funding and development arrangements with the New York State Energy Research and Development Authority ("NYSERDA"). NYSERDA is a public benefit corporation created by the New York State Legislature; its principal goal is to help businesses, municipalities and residents of New York State solve their energy and environmental problems while developing innovative products and services that can be commercialized by New York State businesses. The arrangements with NYSERDA generally require the Company to develop, manufacture, test and deliver various types of photovoltaic products (e.g., solar powered telephone power supply systems, skid mounted photovoltaic systems, controllers and photovoltaic home systems) in consideration for which NYSERDA reimburses the Company with respect to a negotiated percentage of the development cost of such product. Funds advanced by NYSERDA are recorded for financial statement purposes as "other revenues" at the time of receipt and such advances are to be repaid, depending on the project, from revenues or profits, if any, derived from the products developed under these agreements. See Note 13 of the Notes to Consolidated Financial Statements of Besicorp Ltd.

Suppliers

         The Company purchases solar electric modules and other photovoltaic supplies from several large manufacturers, of which Siemens Solar Industries ("Siemens") is the principal supplier. Besicorp has supply agreements with its two largest suppliers. Besicorp is not currently dependent on any suppliers for its power plant initiatives.

Sales and Distribution

         In addition to direct sales to original equipment manufacturers, industrial companies and governmental agencies, the Company markets and sells products through dealers and distributors nationwide. At March 31, 1999, approximately 143 solar energy dealers and distributors, predominantly located in North America, offered Besicorp's products. The Company also employs an in-house sales and customer support staff responsible for generating sales and assuring customer satisfaction. The distribution market is also supported by the Company through a catalogue maintained by the Company to provide information about sizing and installation of remote solar energy systems.

Prices for Products and Systems

         The Company's products and systems range from complete photovoltaic systems that may cost as much as $50,000 to solar power supply products that range in price from $50 to $5,000 to pre-packaged solar electric power products that may cost as little as $50.

Customers and Backlog

         The Company fills orders from inventory and draws from its inventory to fabricate and manufacture customers' orders; therefore, backlog is generally filled within the following quarter. Certain sales may be drop-shipped from manufacturers' locations. Backlog of orders was $2,001,072, $274,260 and $382,410 as at March 31, 1999, 1998 and 1997, respectively. Customers for the Company's products include original equipment manufacturers, industrial and telecommunications companies, dealers, governmental agencies and consumers, such as inhabitants of rural areas, individuals who engage in outdoors activities and environmentally concerned consumers. During Fiscal 1999 and Fiscal 1998, sales to Allmand Brothers accounted for 9% and 14%, respectively, of sales of photovoltaic products. Besicorp does not have a contract or agreement with this customer.

Competition

         The Company competes with approximately ten businesses engaged in the distribution of photovoltaic products, of which four have a larger market share than the Company. The Company believes that the market for value-added solar electric products and systems is highly fragmented. The major competitive factors are product price, service, technical capability and delivery.


Power Development Activities

         The Company, in conjunction with one or more partners, develops independent power projects. The Company generally holds its ownership interests in the form of partnership interests, through special-purpose entities. Usually, financing for these entities is secured solely by their respective assets.

         In February 1999, the Company and Empire State Newsprint LLC ("Empire") entered into a memorandum of understanding (the "Empire Memorandum") to form a joint development partnership (in which each party would have a 50% interest, subject to dilution resulting from the financing required for this project,) to develop a newsprint recycling manufacturing plant in Ultser County, New York and a 250- megawatt natural gas-fired cogeneration power plant adjacent to the recycling plant which power plant would supply power to the recycling plant and would also supply power for sale to power marketers for resale into the recently deregulated power market (the "Kingston Project"). The Empire Memorandum contemplates that the Company and Empire will enter into a definitive agreement delineating their rights and responsibilities. No assurance can be given that the parties will enter into a definitive agreement, that the Kingston Project will receive the necessary approvals from the requisite governmental authorities, including the New York State Department of Environmental Conservation and the New York State Public Service

Commission, that financing for the Kingston Project (estimated to be approximately $650 million) will be obtained, that the Kingston Project will be completed, or, if it is completed, that the Kingston Project will prove profitable. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         At present, the Company has an interest in a development project (the "Krishnapatnam Project") to build a coal fired power plant near the village of Krishnapatnam located 120 miles north of Chennai (Madras) on India's eastern coast. BBI Power Inc. ("BBI"), the project company developing the power plant near Krishnapatnam, is 50% owned by the Company and 50% owned by Chesapeake Power Investments Co. ("Chesapeake"). However, it is anticipated that, due to the size of the project and the amount of debt and equity required to finance the project, the Company's ownership interest will be reduced substantially as the result of the participation of equity investors. Capital construction costs are currently estimated to be approximately $700 million. Approval of one or more agencies of the Indian and local governments is also required before the project can proceed. A power purchase agreement has been entered into with respect to this project though management believes that such agreement will have to be renegotiated. Management is attempting to obtain further information regarding the status of this project from Chesapeake but Chesapeake has not responded to such requests. The May 1998 nuclear tests conducted by India resulted in the imposition of economic sanctions by the United States, though such sanctions appear to have been waived by the United States through October 1999. The ability to obtain project financing may be adversely affected by these sanctions. Even if such sanctions are eliminated or the waiver thereof is extended indefinitely, no assurance can be given that the governmental approval will be granted, that financing will be obtained, that the project will be completed, or, if it is completed, that the project will prove profitable.

         The Company is always considering new power projects, both domestically and internationally, and with entities that have served as the Company's partners in past development projects and with entities that have never been partners of the Company in any of its projects. As of the date hereof, such possible initiatives are being discussed with several companies and the Company and prospective partners had entered into letters of intent with respect to trying to develop initiatives in Brazil and Mexico. The Company entered into a Master Project Agreement with MPR Associates Inc. which calls for equal sharing in development fees and ownership interest in all projects developed in Brazil by such parties. Two potential projects in Brazil have been identified (involving natural gas and bagasse fueled co-generation facilities)(bagasse is the waste product created by a sugar mill) though such projects are in the early stages of development (i.e., no power purchase agreements have been entered into or are currently being negotiated with respect to these projects). Besicorp is also in early stage marketing efforts in Mexico as it is in the process of identifying project opportunities in that country. No assurance can be given that any such letter of intent or the Master Project Agreement will result in the development of any projects, or that if any projects are developed, they will prove profitable.

         The Company anticipates that projects would be developed with partners and the Company would hold its ownership interests, primarily in the form of partnership interests, through special-purpose entities formed to be the legal owners of the projects. Partnerships may also issue additional interests in projects during various stages of their development (e.g., in exchange for providing capital to the partnership).

         The developers prepare financial models of the project, document the project and arrange appropriate development capital and construction and long-term financing. In addition, developers negotiate power purchase agreements, permitting arrangements, engineering and construction contracts and financial participation and risk sharing agreements.

         Construction,  operation,  engineering,  and  design of a  project  are contracted to third parties. When development is substantially complete, the projects typically obtain construction financing which is replaced with long-term debt and/or equity financing when the construction is completed. To the maximum extent possible, financing is arranged on a limited- recourse basis, so that repayment is limited to the revenues generated by the particular project(s) being financed. Except to the extent that a developer provides bridge or other financing to a project, the debt of the partnership is collateralized solely by the assets of the project(s), without guarantees of repayment by the developer.

         The Company would expect to earn development fees by taking an active role in the early stage development of each project. Development fees are generally paid from the proceeds of the project loans and are capitalized as part of the cost of the project. The amounts and timing of such payments of development fees are subject to negotiations with the parties to the transaction and represent fees for services provided to the project. Other potential sources of revenues and cash flows are (i) management fees for coordinating and overseeing partnership activities during the construction and operating phases of the projects and (ii) income and distributions from project operations. Projects are expected to generate income from the operation of the facilities; however, in early years of operation, the partnership may incur significant book losses, and partners will not recognize income until such time as the operating income of the projects exceeds accumulated losses. There can be no assurance that the Company will develop any power projects or that it will earn development fees on new project opportunities.


Risks of International Operations

         As a result of a decline in opportunity in the independent power industry in the United States, the Company has devoted much of its efforts (other than its efforts with respect to the Kingston Project) towards developing foreign projects. The Krishnapatnam Project and any future foreign projects or initiatives would be required to comply with the applicable regulations of the jurisdictions where such projects and initiatives are developed. At present, management believes its foreign operations are currently in compliance with all material applicable regulations. However, the Company's foreign operations are subject to the risks of international operations, including compliance with and unexpected changes in, foreign regulatory requirements and currency control regulations, trade barriers, fluctuations in exchange rates, political instability, the potential for expropriation, local economic conditions, and difficulties in staffing and managing foreign operations.

         Projects   overseas   require   considerable   capital.   Funding   for
international projects may be obtained from various sources, including the private sector (both domestically and internationally), government sponsors (e.g., United States Trade and Development Agency, United States Agency for International Development, the Export-Import Bank of the United States and the Overseas Private Investment Corporation) and commercial banks. Obtaining such funding often is more time consuming than obtaining funding for domestic projects. There can be no assurance that sufficient funding will be available in connection with any international development project. Nor can there be any assurance that Besicorp will be successful in international project development. Neither Besicorp nor Oldco has ever consummated a financing for an international project development.

Potential Non-Recurring Funds

         In addition to the photovoltaic and power plant development businesses, Besicorp pursuant to the Spin-Off, acquired certain of Oldco's assets entitling it to the right to receive distributions from partnerships in which Oldco had interests. As a result, Besicorp may, from time to time, obtain non-recurring funds from these assets although no assurance can be given that any such funds will be obtained.

         The acquired assets include the interests in partnerships which formerly owned power plants. Some of these partnerships retained the rights to the Power Plants' allowances (the "Allowances") to emit N0x. In June 1999, the Company received approximately $1.7 million principally from the sale of these Allowances.

         In addition, the Partnerships which owned five of the Power Plants, Niagara Mohawk and certain other independent power producers (the "IPPs") entered into a Master Restructuring Agreement (the "MRA") in July 1997, which became effective on June 30, 1998, and which provided for, among other things, the termination or restructuring of the Power Purchase Agreements and power purchase agreements with the other IPPs. It is possible that in certain circumstances certain hydro-energy developers that withdrew from the MRA will agree to restructure or terminate their power purchase agreements with Niagara Mohawk. If any of such developers do reach such an agreement with Niagara Mohawk before July 1, 2003, Niagara Mohawk will pay the Partnerships and the other IPPs certain specified amounts. If all of the developers were to enter into such agreements, the Company would be entitled to receive proceeds of approximately $1 million. No agreement has been reached to date between any of such developers and Niagara Mohawk. There can be no assurance that any of such developers will enter into such an agreement before July 1, 2003 or that the Company will ever receive any of such proceeds.

         A partnership in which the Company holds an interest agreed in 1996 to indemnify a third party for any tax liability associated with the third party's tax treatment of its receipt of certain funds from the partnership. In connection with this indemnification, the partnership placed certain funds in escrow, of which the Company is entitled to approximately $920,000. The partnership is entitled to the remainder of escrowed funds after the third party settles any audit of its 1995 and 1996 tax returns. At present there has been no indication that any audit will be required. The funds are to be released to the Company if no audit has been commenced by June 15, 2000.

         Certain partnerships in which the Company has interests are being or have been liquidated. Funds were placed in escrow in May 1999 as a reserve for potential liabilities of these liquidating partnerships (the "May 1999 Escrow"). Approximately $518,000 is to be distributed to the Company, to the extent that these funds have not been disbursed to satisfy potential liabilities on or prior to May 15, 2002.

         Oldco placed $6.5 million in an Escrow Fund prior to the consummation of the Merger. Amounts, if any, not needed to provide indemnification pursuant to the Indemnification Agreement or to make certain payments will be released to Besicorp after the fifth anniversary of the Merger Closing Date so long as certain conditions have been fulfilled.


Research and Development

         Expenditures for  photovoltaic  research and development were $609,399,
$697,182  and   $646,817   for  Fiscal  1999,   Fiscal  1998  and  Fiscal  1997,
respectively. These expenses include personnel expenses of

$223,799,  $330,428 and  $301,055 for Fiscal 1999,  Fiscal 1998 and Fiscal 1997,
respectively. Of the total amounts, expenses attributable to the Company's agreements with NYSERDA were $331,538, $520,950 and $414,307 for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. No assurance can be given that funds for research and development will be available to the Company from internal or external sources and the failure to obtain such funds may have an adverse effect on the Company's operations.


Intellectual Property

         While Besicorp does own certain intellectual property rights (e.g., patents, trademarks and trade secrets), management does not believe that these rights are essential to Besicorp's current operations.


Government Regulation and Environmental Matters

         The development and manufacture of photovoltaic products are not subject to U.S., state, foreign and local statutes and regulations (other than statutes and regulations generally applicable to the development and manufacture of products).

         The operations of the Company are also subject to various U.S., state, foreign and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, and other regulations intended to protect public health and the environment. Compliance by the Company with such laws and regulations has not had a material adverse effect upon the Company, and the Company believes it is in material compliance with all such applicable laws and regulations. Based upon current laws and regulations and the interpretations thereof, the Company has no reason to believe that the costs of future environmental compliance would be likely to materially adversely impact the business, results of operations, cash flows or financial position of the Company. The partnerships or other special purpose entities formed to develop power project initiatives may incur substantial costs to comply with applicable environmental regulations.


Employees

         As of March 31, 1999, Besicorp had approximately 75 full-time and three part-time employees. None of these employees are represented by a union. In the opinion of management, its relationship with its employees is satisfactory.


Item 2.           Description of Properties.

         Besicorp owns or leases the properties identified below:



Location of Property                    Nature of Ownership                     Use of Property

Kingston, New York                      Owned                                   Besicorp's corporate
(Includes land and the 8,000                                                    headquarters (the "Corporate
square foot building thereon)                                                   Headquarters")

Ellenville, New York                    Owned                                   The Company is attempting
(Includes land and the 52,000                                                   to dispose of this property
square foot building thereon)
Stelle, Illinois                        Lease, expiring April 2000,             Photovoltaic Activities uses
(Lease of 2,000 square feet)            for $575 per month                      as sales office

Kingston, New York                      Six month term lease for                Photovoltaic Activities
(Lease of 17,000 square feet)           $8,500 per month, subject to            utilizes 2,000 square feet for
                                        automatic renewal for                   administrative purposes and
                                        successive six month periods            balance is used for
                                        and subject to termination by           warehousing, manufacturing
                                        any party on 90 days notice             and assembly (the
                                                                                "Photovoltaic Activity
                                                                                Facility")

Santa Cruz, California                  Lease for $410 per month,               Photovoltaic Activities uses
(Lease of approximately 300             expiring January 2000                   as sales office
square feet)
Ulster, New York                        Owned                                   Investment purposes
(approximately 28 acres of
unimproved property)


         The Company is seeking a replacement for the Photovoltaic Activity Facility. The Company is seeking to construct a facility but no assurance can be given that financing will be available. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Item 3.           Legal Proceedings.

                  Besicorp has,  pursuant to the  Contribution  Agreement  dated
March 22, 1999 (the "Contribution Agreement") by and among, Besicorp, Acquisition, Acquisition Corp. a wholly owned subsidiary of Acquisition, Merger Sub, and Oldco (Acquisition, Merger Sub and Oldco being collectively referred to herein the "Merger Parties") agreed to assume all liabilities of Oldco, other than certain specified liabilities (relating to certain taxes, intercompany liabilities and merger costs) which were retained by Oldco. In addition, in connection with the Plan of Merger, Besicorp entered into an Indemnification Agreement dated March 22, 1999 (the "Indemnification Agreement") with Acquisition and Merger Sub whereby Besicorp agreed to indemnify the Merger Parties for damages relating to various matters including, breaches of the

Merger Agreement and substantially all litigation of Oldco's that was pending at the time of the merger (the "Merger") contemplated by the Merger Agreement. Contemporaneously with the closing of the Merger, Oldco deposited $6.5 million in escrow (the "Escrow Fund") to fund the indemnification obligations arising out of the Indemnification Agreement. Therefore, management anticipates that Besicorp would not be required to make any payments pursuant to the Indemnification Agreement or to otherwise satisfy the liabilities assumed pursuant to the Contribution Agreement because the Escrow Fund would be used to satisfy such obligations. Notwithstanding the foregoing, Besicorp has, pursuant to, among other things, the Indemnification Agreement agreed to indemnify the Merger Parties with respect to the matters identified below and may be liable for all damages, if any, in connection with such matters. Consequently, Besicorp may be liable for all damages, if any, and expenses in connection with the following matters to the extent such claims are not satisfied by the Escrow Fund.

                  On  March  5,  1999,  James   Lichtenberg  and  John  Bansbach
commenced a class action in the United States District Court for the Southern District of New York, entitled James Lichtenberg and John Bansbach v. Besicorp Group Inc., BGI Acquisition LLC, BGI Acquisition Corp. et al. (the "March Litigation"). The two named plaintiffs are the plaintiffs in the Bansbach Litigation and the Lichtenberg Litigation described above.

                  The complaint in the March Litigation ("March Complaint") alleges that (i) the proxy statement sent to Oldco's shareholders in connection with the meeting of Oldco's shareholders to adopt the Merger is materially misleading because it fails to adequately disclose all available material information regarding the effect of the Merger on the Bansbach Litigation and the Lichtenberg Litigation (collectively, the "Derivative Litigation"); (ii) the Merger was intentionally structured to accomplish the termination of the Derivative Litigation; and (iii) Oldco and its directors breached their fiduciary duty by (a) intentionally structuring the Merger so as to cause the termination of the Derivative Litigation, (b) failing to retain independent counsel to act on behalf of Oldco's minority shareholders, (c) failing to retain an independent investment banker to opine on the fairness of the Merger to Oldco's minority shareholders, (d) failing to form an independent committee to ensure that the Merger was fair to and in the best interests of Oldco's minority shareholders, and (e) providing for a $1 million bonus to Michael F. Zinn and a $500,000 bonus to Michael J. Daley, which the March Complaint deems to be excessive and/or unwarranted compensation.

                  The March Complaint seeks injunctive relief directing full disclosure of the financial impact on Oldco's shareholders of the termination of the Derivative Litigation and full disclosure of the alleged intentional structuring of the Merger to cause the termination of the Derivative Litigation. The March Complaint also seeks an order directing that the Derivative Litigation be transferred to Besicorp, that the Merger consideration payable to Zinn, Enowitz and Eisenberg be held in escrow, and that certain amounts at issue in the Bansbach Litigation be held in escrow pending final adjudication of the respective actions. The March Complaint also seeks unspecified money damages.

                  On March 18, 1999,  the Court entered an order  requiring that
(i) prior to the consummation of the Merger the contingent assets and/or liabilities of Oldco comprised of Oldco's interests in the Derivative Litigation be assigned to Besicorp, as contingent assets and/or liabilities thereof (the "Assignment of the Derivative Litigation"); (ii) with respect to the consideration that defendants Michael F. Zinn, Steven I. Eisenberg and Martin E. Enowitz receive as a result of their tendering the shares of Oldco Common Stock at issue in connection with the Merger, such defendants take no action to place such consideration beyond the reach of the United States courts that would render the defendants unable to satisfy any judgment which may be rendered in the Lichtenberg Action; and (iii) plaintiffs to post a bond in the amount of $100,000 within seven days of the date of the order. The Contribution Agreement effected the Assignment of the Derivative Litigation.

                  In December 1998, Alan Fenster ("Fenster") commenced an action in the New York Supreme Court, New York County, against Oldco, Merger Sub, Acquisition, Josephthal and each of the members of the Oldco's Board of Directors (the "Oldco Board"). In the complaint Fenster indicates that he is seeking class certification. The complaint alleges that the Merger Consideration is inadequate and less than Oldco's intrinsic value, that in adopting the Plan of Merger the Oldco Board has been unduly influenced by Michael F. Zinn and the Oldco Board has breached its fiduciary duty to its shareholders; the complaint also alleges that Mr. Zinn and the other members of the Oldco Board will receive unlawful additional consideration that the remaining shareholders will not receive: (i) the Escrow Fund, that, according to the complaint, has been established primarily to benefit them, (ii) the acceleration of certain of their options and warrants to acquire Oldco Common Stock ("Rights") and (iii) bonuses for certain members of senior management. Fenster is seeking, among other things, unspecified compensatory damages and an order that the defendants take appropriate measures to maximize shareholder value. Oldco filed a motion for summary judgment dismissing the complaint on the grounds that plaintiff's alleged claims cannot be asserted in a class action, but rather must be alleged in a shareholder derivative action subject to various preconditions and other requirements.

                  In December 1998, an action was commenced in the New York Supreme Court, Westchester County, entitled Energy Investment Research Inc. v. Besicorp Group, Inc., Index No. 98/19707. The complaint alleges, among other things, that Oldco is obligated to pay Energy Investment Research Inc. ("EIR") 1.5% of all net cash and/or securities received by Oldco from its general partnership interests in the Carthage and South Glen Falls Partnerships. EIR seeks, among other things, a declaratory judgment that it is entitled to 1.5% of the distributions from a Master Restructuring Agreement entered into in July, 1997 which provided for, among other things, the termination or restructuring of certain power purchase agreements, and has asked for payments in excess of $750,000. Oldco answered this complaint, denied all of the material allegations and asserted certain affirmative defenses. The parties are currently engaged in discovery.

                  In June 1997, Oldco and Michael F. Zinn (then the Chairman of the Board, Chief Executive Officer and President of Oldco and currently the Chairman of the Board, Chief Executive Officer and President of Besicorp), each entered a guilty plea, in the United States District Court for the Southern District of New York, to one count of causing a false statement to be made to the Federal Election Commission and one count of filing a false tax return, all in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey (the "Proceeding"). As a result of such pleas, Oldco was fined $36,400, and Mr. Zinn was fined $36,673 (the "Fine") and sentenced to a six-month term of incarceration (which commenced in November 1997 and has been completed), and a two-year term (which commenced in May 1998) of supervised release thereafter. He resigned as Chairman of the Board, Chief Executive Officer and President of Oldco in November 1997 and was reappointed to such positions in May 1998.

         In August 1997, John Bansbach commenced a shareholder derivative action in the New York Supreme Court, Ulster County, entitled John Bansbach v. Michael
F. Zinn, Michael J. Daley, Gerald A. Habib, Harold Harris, Richard E. Rosen, and Besicorp Group Inc., Index No. 97-2573 (the "Bansbach Litigation"). Oldco was named as a nominal defendant in this matter and the other named defendants either were officers and/or directors of Oldco at the time of the alleged acts or omissions for which relief is sought or became officers and/or directors of Oldco thereafter. The plaintiff sought to hold such persons liable to Oldco: (a) for all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding; (b) for all sums advanced to or on behalf of Michael Daley, who was subpoenaed for information in connection with this matter; (c) for all legal expenses, costs and fines incurred by Oldco itself in connection with the Proceeding; (d) for all harm to Oldco's reputation and goodwill resulting from the Proceeding; (e) for punitive damages; and (f) for plaintiff's attorneys' fees, costs and expenses. The trial court dismissed the action, stating that the plaintiff had failed to make the requisite pre-suit demand upon the Oldco Board and
                                       10
had failed to demonstrate that such a demand would be futile. The plaintiff appealed this decision. On February 4, 1999, the Appellate Division reversed the trial court's dismissal and reinstated the action finding that the bare allegations of the complaint sufficiently alleged that a pre-suit demand on the Oldco Board would have been futile. The parties are currently engaged in the discovery process.

         On March 29, 1993 James Lichtenberg commenced a shareholder's derivative action now pending in New York Supreme Court, Ulster County, entitled Lichtenberg v. Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, et al. (the "Lichtenberg Litigation"). Oldco is named as nominal defendant in this shareholder's derivative action and the other defendants were directors and officers of Oldco at the time the action was filed. The complaint alleges that the directors breached their fiduciary duties to Oldco by, among other things, the issuance of stock to themselves in lieu of cash compensation, allegedly for inadequate consideration, and by the accounting treatment given to Oldco's interest in various partnerships which owned and operated cogeneration facilities, which allegedly depressed the price of Oldco's stock. The plaintiff is seeking an award of damages to Oldco, including punitive damages and interest, an accounting and the return of assets to Oldco, the appointment of independent members to the Oldco Board, the cancellation of shares allegedly improperly granted, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The Court dismissed this action based on the recommendation of the Oldco's Board's special litigation committee (comprised of independent outside directors of Oldco) that concluded that the continuation of such litigation was not in the best interests of Oldco. The plaintiff's appeal of this decision was dismissed in April 1999 by the Appellate Division, Third Department. The plaintiff's motion with the Appellate Division, Third Department seeking leave to appeal to the Court of Appeals has been denied.

         On November 8, 1990 SNC., Ltd. ("SNC") commenced an action in New York Supreme Court, New York County, against Oldco, and certain of the partnerships and their affiliates and an unaffiliated contractor (the "Contractor"). The complaint alleges that SNC was awarded the contracts to construct two power plants and that the contracts were subsequently awarded to the Contractor in breach of SNC's contract. SNC seeks an award of compensatory damages in an undetermined amount in excess of $680,000 and punitive damages. The Court granted the defendants' motion for summary judgment in part but denied the motion insofar as it sought dismissal of plaintiff's claims for: (1) breach of preliminary agreement to negotiate in good faith; (2) unjust enrichment/quantum meruit; (3) promissory estoppel; and (4) fraud and negligent misrepresentation. The Court's decision was upheld by the Appellate Court. The case is proceeding through the litigation process in the Supreme Court, New York County. Any liability arising out of this litigation would be first satisfied by the May 1999 Escrow. See "Business - Potential Non-Recurring Funds."

         Oldco is a party to a legal proceeding in New York Supreme Court, Ulster County, that was commenced on June 20, 1995, seeking a determination that Martin Enowitz ("Enowitz"), a former director and executive officer of Oldco, is not entitled to 100,000 shares of Oldco Common Stock held of record by him (the "Enowitz Shares"). The Company believes that such shares were forfeited when he left the employ of the Company prior to the scheduled vesting dates with respect to such shares and that, as a result, he was obligated to resell the shares to the Company. (Enowitz asserts, among other things, that such vesting schedule was not applicable to him because he was disabled. Oldco, among other things, disputes Enowitz's allegation that he was disabled.) Because of the uncertainty with respect to the ownership of these shares, the Plan of Merger provided that the merger consideration payable in respect of such shares is to be held in escrow pending resolution of the dispute regarding the ownership of these shares and the rights, if any, of Acquisition, Merger Sub and the Surviving Corporation to such Merger Consideration will be assigned without recourse to Oldco's shareholders. Therefore, the merger consideration of approximately $3.7 million (and the approximately 4,000 shares of Company Common Stock) payable with respect to the Disputed Shares are held by Continental Stock Transfer & Trust Co., Besicorp's transfer agent. If it is determined that

Mr. Enowitz was not entitled to the Disputed Shares, Oldco's shareholders will receive, on a pro rata basis, such monies less Oldco's costs (estimated to be less than $100,000) to repurchase such shares.

         Besicorp may incur substantial legal fees and other expenses in connection with the matters described above to the extent such expenses and liabilities, if any, are not satisfied by the Escrow Fund.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not Applicable.


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

                  Besicorp's Common Stock is not listed on any national securities exchange or quoted on any automated quotation system. In connection with the Spin-Off, shareholders of Oldco who were entitled to fractional shares of Company Common Stock were paid $1.72 for each 1/25th of a share of Company Common Stock that would have been issued to them but for the issuance of cash in lieu of fractional shares of Company Common Stock.

                  Besicorp has never declared or paid any cash dividends on the Besicorp Common Stock and does not anticipate cash dividends in the foreseeable future.


Item 6.           Management's Discussion and Analysis or Plan of Operation.

This narrative discusses the financial results of Besicorp Ltd. The financial results for Fiscal 1998 (as defined) include the results obtained from the Company's operations relating to solar thermal and heat transfer products which historically the Company combined with its photovoltaic operations. The Company discontinued the sale of solar thermal and heat transfer products effective March 31, 1998 and, therefore, the Company was not engaged in the business of selling these products in Fiscal 1999. The Company has not generated any significant revenue from its power plant development activities. Through Fiscal 1998, costs with respect to certain of these activities are reflected as deferred costs. These costs were written off and are included in Selling, General and Administrative Expenses ("SG&A") for Fiscal 1999 (as defined). See Notes 1 and 3 of the Notes to the Consolidated Financial Statements of Besicorp Ltd.

RESULTS OF OPERATIONS

Twelve months ended March 31, 1999 ("Fiscal 1999") compared with twelve months ended March 31, 1998 ("Fiscal 1998") compared with twelve months ended March 31, 1997 ("Fiscal 1997").

Product Sales. For Fiscal 1999, revenues from product sales increased by $1,264,924 (or 33%) to $5,103,275 from $3,838,351 for Fiscal 1998. The increase in Fiscal 1999 is due to increased sales volume of photovoltaic products. This increase is primarily the result of increases to the sales and marketing support staff made primarily during the fourth quarter of Fiscal 1998. Fiscal 1998 revenues from product sales decreased by $636,575 (or 14%) to $3,838,351 from $4,474,925 for Fiscal 1997. The decrease in Fiscal 1998 is due primarily to the $836,372 decrease in sales of solar thermal and heat transfer products. Factors contributing to the decrease in product sales during Fiscal 1998 include increasingly competitive pricing activity for solar thermal and heat transfer products and to the Company's discontinuance of the non-agricultural portion of its heat transfer product line during the third quarter of Fiscal 1997. This decrease was partially offset by a $199,797 (or 8%) increase during Fiscal 1998 in sales of photovoltaic products from the corresponding prior period. For Fiscal 1999, 1998 and 1997, sales of photovoltaic products were $5,071,091, $2,730,545 and $2,530,748, respectively. For Fiscal 1999, 1998 and 1997, sales of solar thermal and heat transfer projects were $32,184, $1,107,806 and $1,944,177, respectively. Sales of photovoltaic products constituted 99%, 71%, and 57% of product sales for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.
                                       12

Other Revenues. Other revenues for Fiscal 1999 increased by $59,876 (or 14%) to $486,030 from $426,154 for Fiscal 1998. Other revenues for Fiscal 1998 increased by $115,232 (or 37%) to $426,154 from $310,922 for Fiscal 1997. The increase in both periods was due to revenue received from the New York State Energy Research and Development Authority ("NYSERDA"), and for Fiscal 1999, from Motorola, Inc. in accordance with cost sharing and development agreements with these parties. See Note 11 of the Notes to the Consolidated Financial Statements of Besicorp Ltd.

Interest and Other Investment Income. During Fiscal 1999, Interest and other Investment Income decreased by $15,070 (or 42%) to $20,412 from $35,482 for Fiscal 1998. Interest and other investment income during Fiscal 1998 decreased by $7,194 (or 17%) to $35,482 from $42,676 for Fiscal 1997. The decrease in both periods is due primarily to the lower principal balances on notes receivable. See Note 4 of Notes to the Consolidated Financial Statements of Besicorp Ltd.

Other Income. Other income for Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $106,886, $108,435 and $264,371, respectively. The amount recorded in Fiscal 1997 includes income of $150,000 earned from the settlement of a complaint against a competitor. Other income is generally comprised of rental income derived from storage units owned by the Company.

Cost of Product Sales. The cost of product sales for Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $4,839,016, $3,932,201 and $4,299,848, respectively, or 95%,
102% and 96% of the revenues attributable to product sales for the relevant period. The decrease in cost of sales percentage in Fiscal 1999 is due primarily to efficiencies achieved in the photovoltaic product manufacturing process. The increase in Fiscal 1998 from Fiscal 1997 is due primarily to increasingly competitive pricing of solar thermal and heat transfer products and the discontinuance of the non-agricultural and heat transfer product line discussed above. The increases for all periods was partially offset by the improved efficiencies achieved in the photovoltaic product fabrication and manufacturing process. The cost of the sales of photovoltaic products for Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $4,734,861, $2,725,263 and $2,549,282, respectively, or
93%, 100% and 101% of the revenues attributable to photovoltaic product sales for the relevant period.

Selling, General and Administrative Expenses. During Fiscal 1999, SG&A increased by $978,038 (or 12%) to $9,444,398 from $8,466,360 for Fiscal 1998. SG&A during
Fiscal 1998  increased by $942,097 or (13%) to $8,466,360  from  $7,524,263  for
Fiscal 1997. SG&A includes remuneration of executives and sales, marketing and project development staff, but not employees involved in the production of the Company's products.

The increase during Fiscal 1999 from Fiscal 1998 is primarily due to the $1,402,085 write-off of project costs previously deferred due to the uncertain nature of the development of the projects and due to the uncertain political and economic conditions in the countries where the projects are located (principally India and Brazil). The Company determined, in accordance with its existing policy that, due to the uncertain development of the projects, the carrying amounts may be impaired. This increase was offset by the decrease in SG&A associated with the discontinuance of the Company's solar thermal and heat transfer product lines and the reclassification of certain labor charges from SG&A to cost of product sales and a decrease in professional fees. See "Liquidity and Capital Resources" and "Business - Power Development Activities" for information regarding the status of the Company's power projects and initiatives.

The increase in Fiscal 1998 from Fiscal 1997 is primarily due to the write-off of project costs previously deferred of $519,293, a judgment of $126,750 paid in connection with the resolution of certain litigation, the write-down of property of $141,468 to its net realizable value in connection with the discontinuance of the Company's solar thermal and heat transfer technology product lines, increased Board of Directors' compensation and related expenses of $241,529, increased compensation expense of $535,652 resulting from the addition of management personnel, and additional sales and marketing support staff in the photovoltaic business. This increase was partially offset by decreased professional fees.

Interest Expense. Interest expense for Fiscal 1999 decreased by $347,541 (or 72%) to $134,110 from $481,651 for Fiscal 1998. The decrease during Fiscal 1999 is due primarily to the Company's repayment of $3 million the Company borrowed from Stewart and Stevenson Services, Inc. (the "S&S Loan").

Interest expense for Fiscal 1998 increased by $157,737 to $481,651 from $323,914 in Fiscal 1997. The increase is due primarily to interest expense of $115,585 incurred in connection with a judgment related to the resolution of certain litigation and to higher interest payments resulting from increased borrowing under the S&S Loan.

Other Expense. Other expense increased during Fiscal 1998 to $2,519,114 from $92,316 for Fiscal 1997, due primarily to the Company's decision to reserve for the possible uncollectibility of a loan of $2.5 million in connection with a power project which was ultimately written off in Fiscal 1999. The reserve and subsequent write-off were recorded as a result of certain litigation and the subsequent settlement thereof which resulted in the impairment of the asset and the determination that the loan was uncollectible (the "KBA Loan"). The KBA Loan was written off during the quarter ended December 31, 1998. See Note 4 of Notes to the Consolidated Financial Statements of Besicorp Ltd.

Credit for Income Taxes. For Fiscal 1999, the credit for income taxes decreased by $869,800 or 23% to $2,897,200 from $3,767,000 for Fiscal 1998. During Fiscal
1998, the credit for income taxes increased by $1,351,600 (or 56%) to $3,767,000 from $2,415,400 for Fiscal 1997. The credit for income taxes in all periods represents the allocated benefits to the Company of the losses which Besicorp Group Inc. was able to use in filing its consolidated tax returns.

Net Loss. The Company's net loss for Fiscal 1999 decreased by $1,409,265 or 20% to $5,814,739 from $7,224,004 for Fiscal 1998. The Company's net loss for Fiscal 1998 increased by $2,491,958 (or 53%) to $7,224,004 from the net loss of $4,732,046 for Fiscal 1997.
The factors contributing to the increases in net loss are discussed above.

INFLATION

The Company's operations have not been, nor in the near term are expected to be, materially affected by inflation. However, if the Company develops business opportunities internationally, it may become subject to risks of inflation in the foreign countries in which it operates.

LIQUIDITY AND CAPITAL RESOURCES

During the Fiscal year ended March 31, 1999, the Company's working capital on a historical basis increased by $3,468,012 from $454,991 at March 31, 1998, to $3,923,003. The higher amount at March 31, 1999 is due primarily to cash of $1.75 million contributed to Besicorp Ltd. as a result of the spin off and to $314,000 of additional cash that was identified subsequent to the merger and not included in the calculation of the merger consideration (see Note 10 of Notes to the Consolidated Financial Statements of Besicorp Ltd.). The Company is currently seeking financing for the construction of a 30,000 sq. ft. facility at the site of the corporate headquarters in Kingston to house the solar electric product development and manufacturing operations. This facility, estimated to cost no less than approximately $1.5 million, would replace space currently occupied under a cancelable lease. No assurance can be given that such financing will be obtained. Other than funds required to fund the losses incurred by the Photovoltaic Activities and to construct this facility, the Company's
Photovoltaic   Activities  do  not  require  any  short  term  material  capital expenditures. The Company does not have any short-term material capital commitments associated with the development of its power plant initiatives and projects other than the overhead and employee costs associated with monitoring such projects and the development of new projects and approximately $1.7 million which management estimates will be expended in connection with the Kingston Project during Fiscal 2000. (The memorandum of understanding with respect to the Kingston Project contemplates that approximately $750,000 (of which $250,000 (the "Initial Commitment") is to be expended during the three months following July, 14, 1999) will be paid to third parties in Fiscal 2000 with respect to such project.) Through June 30,1999, payments to third parties in connection with the Kingston Project have totaled approximately $128,000 (see "Business - Power Development Activities.") After giving effect to the Initial Commitment and the receipt from certain partnerships in June 1999 of approximately $2 million representing the Company's share of the proceeds from the sale of certain pollution control emission allowances, as well as distributions made upon liquidation of certain partnerships, the Company has cash of approximately $2 million as of July 14, 1999. Neither of the Company's businesses currently generate positive cash flow. Other than a liquidating distribution of approximately $100,000 to $300,000, which may be received from one partnership in or about October 1999, management anticipates no significant cash inflows in the near future. Given the Company's current net cash use rate of approximately $500,000 to $600,000 per month, the Company will have sufficient funds to continue operations for approximately three to four months from July 14,1999. Thereafter, the Company may not, without additional funds or a significant reduction of its operating expenses, be able to pay its obligations as they become due. This would materially and adversely effect Besicorp Ltd. and require it to curtail operations. As one means of reducing cash outflow, effective May 31,1999, the Company implemented a salary deferment plan under which executive officers and certain key employees will defer portions of their salary ranging in amounts from 15% to 67%. The deferral arrangements are for a one-year term and would result in a monthly cash savings of approximately $35,000 to $40,000. The Company is also exploring a potential transaction in which a major shareholder would acquire all outstanding shares not already owned by him (the "Transaction") (see "Business - Recent Developments"). Besicorp Ltd. has retained a financial advisor to render financial and other general advice with respect to the Transaction, including an evaluation of the fairness of the Transaction from a financial point of view, and to assist the Company in responding to proposed alternative transactions, if any. No assurance can be given that the Transaction will be completed or that alternative transactions will be available. The Company has not identified any solutions (other than those described above) to its liquidity and capital resource problems described above and no assurance can be given that any alternative solutions will be identified.

During Fiscal 1999, cash of $5,797,396 was used by operating activities primarily as a result of the net loss for the period of $5,814,739, an increase of $828,500 in accounts receivable, an increase of $221,748 in inventories and a decrease of $471,389 in accounts payable. These decreases in cash were partially offset by non-cash items, primarily comprised of the write-off of project costs previously deferred of $1,402,085.

During Fiscal 1999, cash of $7,650,455 was provided by financing activities, due primarily to cash transactions with Besicorp Group Inc., which were partially offset by the repayment of borrowings.

During Fiscal 1999, the Company's investing activities used cash of $133,348 to acquire property, plant and equipment.


The Company has no significant capital commitments for Fiscal 2000 other than those which may arise in the ordinary course of business and the Kingston Project.

YEAR 2000

The disclosure set forth below includes actions taken by Oldco (including actions taken by Oldco's Year 2000 Management Committee) with respect to Year 2000 issues.

Many existing computer systems and software applications use two digits, rather than four, to record years, i.e., "98" instead of "1998." Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions, including, among other things, a temporary inability to process transactions, send invoices, determine whether payments have been received or engage in similar normal business activities. This is known as the Year 2000 issue.

The Company relies on computer hardware, software, and related technology primarily in its internal operations, such as billing and accounting. During Fiscal 1998, the Company formed a Year 2000 Management Committee to address the potential financial and business consequences of Year 2000 issues, such as the disruptions mentioned above, the failure to receive essential supplies and services or the loss of customers, with respect to both the Company's hardware, software, applications and interfaces (collectively, "IT Systems") and non-information technology systems such as telemetry, security, power and transportation (collectively, the "Non-IT Systems"). In general, the Year 2000 Management Committee is dividing its efforts with respect to both the IT Systems and the Non-IT Systems into three phases: (1) inventory and assessment ("Phase One"), (2) strategy and contingency planning ("Phase Two") and (3) upgrades, conversions and other solutions, at the end of which the systems are tested to confirm Year 2000 compliance ("Phase Three").

With respect to the IT Systems, the Company has completed its evaluation of its hardware, software and other IT Systems and has migrated from a 486 PC environment to an Intel Pentium environment. All workstations and software have been replaced as necessary to assure Y2K compliance. All key vendors have supplied written documentation of their Y2K compliance. The Company expects to test systems through January 2000.

With respect to the Non-IT Systems, the Company relies on outside providers for its basic needs such as electricity, telephone service and other utilities. As part of its evaluation of its Non-IT Systems, the Year 2000 Management Committee generally contacted the utilities and other providers through written correspondence. All Non-IT systems indicate that they are compliant except voice mail, which is scheduled for an upgrade in the summer of 1999. The Company has communicated with certain of its vendors, suppliers, and customers to both monitor and encourage their respective remedial efforts regarding Year 2000 issues. The Company has contacted by letter or phone all of its significant vendors and suppliers and its largest customers to determine the extent to which the Company's systems might be vulnerable as a result of third parties' failure to resolve their own Year 2000 issues. The Company's photovoltaic business is dependent on components provided by photovoltaic module suppliers. Failure by vendors and suppliers to successfully address their Year 2000 issues could result in delays in their providing various products and services to the Company. However, the Company has determined that it is not necessary to seek replacement vendors to assure availability of products and services. At present, the Company has no reason to believe it will not be able to obtain all necessary products and services, either from the present vendors and suppliers, or replacement vendors and suppliers. Failure by customers could disrupt their ability to maximize their use of the Company's products and services and lead to a reduction in revenues; therefore, the Company has sent a newsletter to its product customers to help develop each customer's awareness of Year 2000 issues and their implications.

The Year 2000 Management Committee believes that the Company's internal operations will not be affected by Year 2000 problems. The Company does not rely solely on its IT Systems in order to produce products it sells or to develop project opportunities. In fact, in July 1998, the Company's IT Systems temporarily ceased to function due to a lightning strike that destroyed many components of the system, and while inconvenienced, the business operated, deadlines were met, and relationships were cultivated.

There can be no assurance that Year 2000 problems of third parties upon which the Company's systems and operations rely will not have a material adverse effect on the Company's operating results or financial condition. However, the Company does not anticipate any adverse impact on its business due to a lack of availability of supplies or difficulties of customers. Therefore, short of any third party disaster that the Company is unable to control and for which the Company cannot develop contingency plans, such as the failure of a utility providing power or telecommunications, the Company does not believe its business will be detrimentally impacted by potential Year 2000 problems; the most reasonably likely worst case Year 2000 scenario would be minor delays in production and distribution (and for a brief period higher costs) which would reduce revenues and income, and perhaps a reduction in sales.

The Company expects that its expenditures for Year 2000 related issues will not exceed $50,000 in Fiscal 2000.

Item 7.           Financial Statements.

                  The required financial statements begin at page F-1.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

                  The information called for by this item is incorporated by reference to the Company's definitive proxy statement or an amendment to this form 10-KSB, to be filed with the Security and Exchange Commission by July 29, 1999.

Item 10.          Executive Compensation.

                  The information called for by this item is incorporated by reference to the Company's definitive proxy statement or an amendment to this form 10-KSB, to be filed with the Security and Exchange Commission by July 29, 1999.


Item 11.         Security Ownership of Certain Beneficial Owners and Management.

                  The information called for by this item is incorporated by reference to the Company's definitive proxy statement or an amendment to this form 10-KSB, to be filed with the Security and Exchange Commission by July 29, 1999.


Item 12.          Certain Relationships and Related Transactions.

                  The information called for by this item is incorporated by reference to the Company's definitive proxy statement or an amendment to this form 10-KSB, to be filed with the Security and Exchange Commission by July 29, 1999.

Item 13.          Exhibits and Reports on Form 8-K.

(b)               Exhibits The following documents are filed as exhibits hereto:

Exhibit No.                Description

2.1 Form of Contribution and Distribution Agreement by and between Besicorp Ltd.(the "Company") and Besicorp Group Inc. ("BGI").**

3(i)                       Certificate of Incorporation of Besicorp Ltd.*

3(ii)                      By-Laws of Besicorp Ltd.*

10.1 Form of Indemnification Agreement by and among the Company, BGI Acquisition LLC ("LLC") and BGI Acquisition Corp. ("Acquisition")*

10.2 Form of Escrow Agreement by and among the Company, BGI, LLC and Acquisition.*

10.3                       Form of Lease by and between the Company and BGI.**

10.4                       1999 Incentive Plan.**

21.1                       List of Subsidiaries.

27.1                       Financial Data Schedule - Year ended March 31, 1999

27.2                       Financial Data Schedule - Year ended March 31, 1998


         * Filed as an Exhibit to the Form 10-SB of Besicorp filed on December 23, 1998 (File no. 000- 25209).

         ** Filed as an Exhibit to Post-Effective Amendment No. 2 to the Form 10-SB/A of Besicorp filed on March 22, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BESICORP LTD.


                                  By: /s/Michael F. Zinn
                                         ---------------
                                  Name:  Michael F. Zinn
                                  Title: Chairman of the Board,
                                         Chief Executive Officer and President
                                         Dated:    July 14, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                      Title                              Date


/s/Michael F. Zinn
   ---------------
   Michael F. Zinn                Chairman of the Board,           July 14, 1999
                                  Chief Executive Officer
                                  and President
                                  (principal executive officer)


/s/Michael J. Daley
   ----------------
   Michael J. Daley               Executive Vice President         July 14, 1999
                                  and Director
                                  (principal financial officer)

/s/James E. Curtin
   ---------------
   James E. Curtin                Vice President, Controller       July 14, 1999
                                  (principal accounting officer)


/s/Melanie Norden
   --------------
   Melanie Norden                 Director                         July 14, 1999



/s/Richard Rosen
   -------------
   Richard Rosen                  Director                         July 14, 1999



/s/Gerald A. Habib
   ---------------
   Gerald A. Habib                Director                         July 14, 1999

                INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                                  BESICORP LTD.


Index to the Consolidated Financial Statements
         of Besicorp Ltd. ..................................................................................  21

Independent Auditors' Report............................................................................     F-1

Consolidated Balance Sheet as of
         March 31, 1999 and 1998........................................................................     F-2

Consolidated Statement of Operations
         for the Years Ended March 31, 1999 and 1998....................................................     F-4

Consolidated Statement of Shareholders Equity
         for the Years Ended March 31, 1999 and 1998....................................................     F-5

Consolidated Statement of Cash Flows
         for the Years Ended March 31, 1999 and 1998 ...................................................     F-6

Notes to Consolidated Financial Statements..............................................................     F-7

                        CITRIN COOPERMAN & COMPANY, LLP
                          Certified Public Accountants
                          529 Fifth Avenue, Tenth Floor
                               New York, NY 10017

                                  212-697-1000



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BESICORP LTD.


                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of Besicorp Ltd. and subsidiaries as at March 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Besicorp Ltd. and subsidiaries as at March 31, 1999 and 1998 and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has received (but will not in the future receive) substantial financial support from the former parent company that raise substantial doubt about its ability to continue as a going concern without such support. Management's plans in regard to these matters are also described in
Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                            /s/ Citrin Cooperman & Company, LLP
                                                CITRIN COOPERMAN & COMPANY, LLP


June 16, 1999
New York, New York

                                 BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET



                              ASSETS                                     March 31,              March 31,
                                                                            1999                  1998
                                                                         ---------              ---------
Current Assets:
   Cash                                                                 $ 1,824,139           $  104,428
   Trade accounts receivable (less allowance for doubtful
      accounts of $32,000 at March 31, 1999 and
      $23,000 at March 31, 1998)                                            988,589              369,494
   Due from affiliates                                                      374,250               47,662
   Current portion of long-term notes receivable:
      Others (includes interest of $4,057 at March 31, 1999
          and $8,316 at March 31, 1998)                                     107,951              102,054
   Inventories                                                            1,165,761              944,013
   Other current assets                                                     465,566              485,052
                                                                          ---------            ---------
      Total Current Assets                                                4,926,256            2,052,703
                                                                          ---------            ---------

Property, Plant and Equipment:
   Land and improvements                                                    229,660             237,160
   Buildings and improvements                                             1,914,029           1,906,952
   Machinery and equipment                                                  726,958             714,620
   Furniture and fixtures                                                   237,423             246,702
                                                                          ---------           ---------
                                                                          3,108,070           3,105,434

      Less:  accumulated depreciation and amortization                   (1,520,385)         (1,478,950)
                                                                          ---------           ---------
      Net Property, Plant and Equipment                                   1,587,685           1,626,484
                                                                          ---------           ---------
Other Assets:
   Patents and trademarks, less accumulated
      amortization of $2,350 at March 31, 1999
      and $1,691 at March 31, 1998                                           12,530              7,823
   Long-term notes receivable:
      Affiliate - net of allowance of $555,376 at March 31, 1998                  -                  -
      Others - net of allowance of $1,944,624 at March 31, 1998                   -            129,886
   Deferred costs                                                                 -          1,316,693
   Investment in partnerships                                             4,009,810                  -
   Other assets                                                              76,620             95,063
                                                                          ---------          ---------
      Total Other Assets                                                  4,098,960          1,549,465
                                                                         ----------          ---------
      TOTAL ASSETS                                                     $ 10,612,901       $  5,228,652
                                                                         ==========          =========

See accompanying notes to consolidated financial statements.

                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET

      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                         March 31,              March 31,
                                                                             1999                  1998
                                                                         --------               --------
Current Liabilities:
   Accounts payable and accrued expenses                               $    763,531         $  1,234,920
   Current portion of long-term debt                                         20,000              109,208
   Current portion of accrued reserve and warranty expense                  111,215              152,891
   Taxes other than income taxes                                            103,207              100,693
   Income taxes payable                                                       5,300                    -
                                                                          ---------            ---------
      Total Current Liabilities                                           1,003,253            1,597,712


Long-Term Accrued Reserve and Warranty Expense                              174,462              152,402
Long-Term Debt                                                              115,308            3,768,233
                                                                          ---------            ---------
      Total Liabilities                                                   1,293,023            5,518,347
                                                                          ---------            ---------
Shareholders' Equity:
   Common stock, $.01 par value
      authorized 5,000,000 shares;
      issued and oustanding 121,382 shares                                    1,214                   -
   Additional paid-in capital                                             9,490,827                   -
   Besicorp Group Inc. investment                                                 -            (289,695)
   Retained earnings (deficit)                                             (172,163)                  -
                                                                          ---------            ---------
      Total Shareholders' Equity                                          9,319,878            (289,695)
                                                                          ---------            ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   10,612,901      $    5,228,652
                                                                         ==========           =========

See accompanying notes to consolidated financial statements.

                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                             Years Ended March 31,
                                                           1999                 1998
                                                           ----                 -----
Revenues:
   Product sales                                        $ 5,103,275         $ 3,838,351
   Other revenues                                           486,030             426,154
   Interest and other investment income                      20,412              35,482
   Other income                                             106,886             108,435
                                                          ---------           ----------
      Total Revenues                                      5,716,603           4,408,422
                                                          ---------           ----------
Costs and Expenses:
   Cost of product sales                                  4,839,016           3,932,301
   Selling, general and
      administrative expenses                             9,444,398           8,466,360
   Interest expense                                         134,110             481,651
   Other expense                                             11,018           2,519,114
                                                         ----------          -----------
      Total Costs and Expenses                           14,428,542          15,399,426
                                                         ----------          -----------
Loss Before Income Taxes                                 (8,711,939)        (10,991,004)

Credit for Income Taxes                                   2,897,200           3,767,000
                                                          ---------          -----------
Net Loss                                              $  (5,814,739)       $ (7,224,004)
                                                          =========          ===========
Net loss per share                                    $      (47.90)        $    (59.51)
                                                          =========          ===========



See accompanying notes to consolidated financial statements.

                                  BESICORP LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Year Ended March 31, 1999 and 1998


                                                                Additional          Besicorp           Retained
                                       Common Stock               Paid In           Group Inc.         Earnings
                                  Shares          Amount          Capital           Investment         (Deficit)         Total
                                  ------          ------        ----------         -----------         ---------        -------

Balance April 1, 1997                            $              $                  $ 2,221,758        $               $ 2,221,758

Net Loss                                                                            (7,224,004)                        (7,224,004)

Net transactions with
   Besicorp Group Inc.                                                               4,712,551                          4,712,551
                                 ------           ------         ------             ----------           --------       ----------
Balance March 31, 1998                                                                (289,695)                0         (289,695)

Net loss to March 22, 1999                                                          (5,642,576)                        (5,642,576)

Net transactions with
   Besicorp Group Inc.                                                              15,424,312                         15,424,312

Distribution of Besicorp Ltd.
   stock by Besicorp Group Inc.  122,057          1,221       9,490,820             (9,492,041)                                 0

Net loss March 23, 1999
   to March 31, 1999                                                                                      (172,163)       (172,163)

Payment in lieu of issuance
   of shares                       (675)             (7)        (29,035)                                                   (29,042)

Additional capital
   contibution                                                   29,042                                                     29,042
                                 -------         ------       ---------         ------------            ---------        ---------
                                 121,382       $  1,214     $ 9,490,827         $          0         $   (172,163)     $ 9,319,878
                                 =======         ======       =========         ============           ==========        =========


See accompanying notes to consolidated financial statements.


                                      F-5

                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              Years Ended March 31,
                                                                            1999                  1998
                                                                          ________               ______
Operating Activities:
   Net loss                                                             $(5,814,739)          $ (7,224,004)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Amortization of discounts on notes                                     (2,196)               (2,196)
      Provision for uncollectibles                                            9,000             2,483,654
      Realized and unrealized (gains)/losses                                  7,500                 6,066
      Depreciation and amortization                                         165,307               243,793
      Changes in assets and liabilities:
         Accounts and notes receivable                                     (828,500)              326,916
         Inventories                                                       (221,748)              236,252
         Accounts payable and accrued expenses                             (471,389)             (510,223)
         Taxes payable                                                        7,814                (1,393)
         Other assets and liabilities, net                                1,351,555               (94,844)
   Net Cash Used                                                          ---------             ---------
      By Operating Activities                                            (5,797,396)           (4,535,979)
                                                                          ---------             ---------
Financing Activities:
   Repayment of borrowings                                               (3,742,133)              (72,640)
   Net transactions with Besicorp Group Inc.                             11,392,588             4,712,551
                                                                         ----------             ---------
   Net Cash Provided
      By Financing Activities                                             7,650,455             4,639,911
                                                                         ----------             ---------
Investing Activities:
   Acquisition of property, plant and equipment                            (133,348)             (149,266)
   Net Cash Used By Investing                                            ----------             ---------
      Activities                                                           (133,348)             (149,266)
                                                                         ----------             ---------
Increase in Cash                                                          1,719,711                45,334
Cash Beginning                                                              104,428                59,094
                                                                          ---------             ---------
Cash Ending                                                            $  1,824,139        $      104,428
Supplemental Cash Flow Information:                                       =========             =========
   Interest paid                                                       $     94,689       $       445,601



See accompanying notes to consolidated financial statements.



                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Besicorp Group Inc., the former parent of Besicorp Ltd., was a party to an Agreement and Plan of Merger dated November 23, 1998, as amended, (the "Plan of Merger") among Besicorp Group Inc., BGI Acquisition LLC ("Acquisition") and BGI Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of Acquisition. Pursuant to the Plan of Merger, Merger Sub was merged into Besicorp Group Inc. which then became a wholly owned subsidiary of Acquisition (the "Merger"). Because Acquisition did not want to acquire certain assets or assume certain liabilities of Besicorp Group Inc., it was a condition precedent to the Merger that Besicorp Group Inc., prior to the Merger, spin-off its photovoltaic and independent power development businesses (the Distributed Businesses") to its shareholders. Therefore, Besicorp Group Inc. formed Besicorp Ltd. to assume the operations of the Distributed Businesses by having Besicorp Group Inc. assign to Besicorp Ltd. all of its assets relating to the Distributed Businesses and substantially all of Besicorp Group Inc.'s other assets (other than Besicorp Group Inc.'s cash, securities, the subsidiaries which held Besicorp Group Inc.'s interests in partnerships which owned or leased five cogeneration natural gas power plants (the "Retained Subsidiaries") and certain other assets (including in particular, other claims of and awards made to Besicorp Group Inc. in the aggregate stated amount of approximately $1 million), and by having Besicorp Ltd. (the "Company") assume substantially all of Besicorp Group Inc.'s liabilities other than the following liabilities (collectively, the "Permitted Liabilities"): (i) the liabilities of Besicorp Group Inc. and any Retained Subsidiary (actual or accrued) for unpaid federal income taxes for Besicorp Group Inc.'s 1999 fiscal year based on the consolidated net income of Besicorp Group Inc. through the effective date of the Merger (i.e. March 22, 1999), (ii) the liabilities of Besicorp Group Inc. or its subsidiaries for New York State income taxes for the 1999 fiscal year, and (iii) certain intercompany liabilities. The Plan of Merger contemplated that prior to the consummation of the Merger Besicorp Group Inc. would effect this contribution of assets to the Company (and the assumption of these liabilities by the Company) and distribute all of Besicorp Ltd.'s stock to Oldco's shareholders. Therefore, following the contribution, which took place shortly prior to the Merger which was consummated on March 22, 1999, Besicorp Group Inc. distributed 100% of Besicorp Ltd.'s common stock (the "Distribution"), and Besicorp Ltd. became a separate, publicly held company.

Effective March 22, 1999, Besicorp Group Inc. distributed to its shareholders all of its interests in Besicorp Ltd. and certain subsidiaries. Prior to the Distribution, Besicorp Ltd. and subsidiaries were wholly-owned subsidiaries of Besicorp Group Inc.

Besicorp Ltd. and subsidiaries consolidated financial statements at and prior to the Distribution reflect the operations, financial position and cash flows of Besicorp Ltd. and subsidiaries as if they were a separate entity. Such financial statements were derived from the consolidated financial statements of Besicorp Group Inc. using historical results of operations and historical basis in the assets and liabilities of the business operated by Besicorp Ltd.

The financial information for the year ended March 31, 1999 may not necessarily reflect the consolidated results of operations, financial position, cash flows and changes in shareholders' equity of Besicorp Ltd. had Besicorp Ltd. been a separate entity during that period.

Amounts shown as net transactions with Besicorp Group Inc. represent the net effect of cash generated or used by the Distributed Businesses and transferred to or from Besicorp Group Inc.

Business
Besicorp Ltd. specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment").

Basis of Consolidations
The consolidated financial statements include the accounts of Besicorp Ltd. and its wholly-owned subsidiaries. Investments in partnerships are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates
Management uses estimates in preparing the consolidated financial statements, in conformity with generally accepted accounting principles. Significant estimates include collectibility of accounts receivable, warranty costs, profitability on long-term contracts, as well as recoverability of long-term assets and residual values. The Company regularly assesses these estimates and, while actual results may differ from these estimates, management does not anticipate a material difference in its actual results versus estimates in the near term.

Inventories
Inventories are carried at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation on such assets is computed on a straight-line basis at rates adequate to allocate the cost over their expected useful lives as follows: (i) land improvements - 15 years, (ii) buildings and improvements - 20 years to 39 years; (iii) furniture and fixtures
- three years to 35 years; and (iv) machinery and equipment - three years to 35 years.

Patents and Trademarks
Costs of patents ($14,395 at March 31, 1999 and $9,029 at March 31, 1998) are capitalized and amortized on a straight-line basis over the remaining useful life of the patent of up to 17 years. Trademark costs ($485 at March 31, 1999 and $485 at March 31, 1998) are capitalized and amortized on a straight-line basis over the estimated useful life of 35 years. During the year ended March 31, 1998, $690,467 of patent and trademark costs were written off upon the discontinuance of the related product lines as a result of management's decision to focus the Company's alternative energy business on photovoltaic products and systems. The write-off of these costs is reflected in selling, general and administrative expenses in that period.

Deferred Costs
Consists of engineering and legal fees, licenses and permits, site testing, bids and other charges, including salaries and employee expenses, incurred by the Company in developing projects. These costs are deferred until the date the project construction financing is arranged and then expensed against development fees received, or, in some cases, such costs are reimbursed periodically or at the time of closing. When in the opinion of management it is determined that a project will not be completed, the deferred costs are expensed.

Impairment of Long-Lived Assets
The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.". The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Basic/Diluted Earnings Per Common Share
Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement required companies with a complex capital structure to report both Basic Earnings per Share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. Loss per common share is computed based on 121,823 shares being issued as adjusted after the Distribution and Spin-Off. Since there were no potential Common Shares as of March 31, 1999, Basic and Diluted Earnings per Share are the same for both fiscal years.

Product Warranties
Warranty expense for the Company's product sales is provided on the basis of management's estimate of the future costs to be incurred under product warranties presently in force. Adjustments to revenue or expense are reflected in the period in which revisions to such estimates are deemed appropriate.

Revenue Recognition
Revenues on product sales are recognized at the time of shipment of goods. Other revenues, primarily cost reimbursement billings, are recognized when deemed payable under the applicable agreement.

Research and Development
Research and development costs are expensed when incurred.

Statement of Cash Flows
For purposes of the consolidated statement of cash flows, the Company considers temporary investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents in any of the periods presented.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash and investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and regions. During Fiscal 1999, no sales to a customer equaled or exceeded 10% of product sales. During the year ended March 31, 1998 ("Fiscal 1998"), one customer accounted for approximately 14% of product sales.

Goodwill
The excess of the purchase price over the book value of a corporation acquired at March 31, 1993 of $557,898 was added to the basis of the land and buildings of such corporation based upon an independent appraisal of the property acquired and is being amortized on a straight-line basis over the asset lives of 31.5 years. The remaining book value at March 31, 1999 and 1998 was $458,489 and $475,057, respectively.

Income Taxes
The Company's operations were included in the income tax returns filed by Besicorp Group Inc. through the distribution date. During such time, income tax expense (benefit) in the Company's consolidated financial statements was calculated as if the Company had filed separate income tax returns. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The tax benefits of tax operating loss carryforwards are recorded to the extent available, less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                              March 31, 1999                  March 31, 1998
                             --------------                  ---------------

     Assembly parts              $263,761                        $298,239
     Finished goods               902,000                         645,774
                                ----------                       ---------
                               $1,165,761                        $944,013
                                =========                         =======

NOTE 3 - DEFERRED COSTS

Deferred and reimbursable costs at March 31, 1999 and March 31, 1998 were as follows:

                                             Internal Costs                     Third
                                      Payroll          Expenses             Party Costs            Total
                                      -------          --------             -----------            -----
Balance March 31, 1997                 $917,671         $267,947              $295,110          $1,480,728
         Additions                      259,335           34,706               388,238             682,279
         Expensed                      (634,631)         (85,142)              (64,335)           (784,108)
         Reimbursements                 (58,825)               -                (3,381)            (62,206)
                                       --------         --------              --------           ---------
Balance March 31, 1998                  483,550          217,511               615,632           1,316,693
         Additions                       75,504           11,851                43,716             131,071
         Expensed                      (513,375)        (229,362)             (659,348)         (1,402,085)
         Reimbursements                 (45,679)               -                     -             (45,679)
                                       --------         --------              --------           ---------
Balance March 31, 1999                       $0               $0                    $0                  $0
                                       ========          =======               =======            ========


The Company wrote off all deferred costs during the second quarter of Fiscal 1999 due to the uncertain nature of the development of the projects and due to the uncertain political and economic conditions in the countries where the projects are located (principally India and Brazil). The Company determined, in accordance with its existing policy, that due to the uncertain development of the projects and uncertain economic conditions in the respective countries the carrying amounts may be impaired.

NOTE 4 - NOTES RECEIVABLE

Long-term notes receivable consist of the following:

                                                                       March 31, 1999                March 31, 1998
                                                                       --------------                --------------
         Due from affiliate (net of allowance of
            $0 at March 31, 1999 and
            $555,376 at March 31, 1998 (a)                                        $0                            $0
                                                                             =======                       =======
         Due from others:
         - Greenhouse  (net of allowance of
                   $0 at March 31, 1999 and
                   $1,944,624 at March 31, 1998 (a)                               $0                            $0
         - 9% notes receivable due from limited
         partnerships, receivable in annual
         installments through December, 1999 (b)                             103,894                       223,623

         Less current portion - net of interest                             (103,894)                      (93,737)
                                                                            ---------                   -----------

                  TOTAL                                                           $0                      $129,886
                                                                             =======                       =======
                                      F-10

(a) In connection with a project (the "Project"), the Company advanced an aggregate of $2,500,000 (see Note 7(d)) of which, at March 31, 1998, $1,944,624 and $555,376 was owed to the Company by, respectively, an affiliated partnership and an unrelated company ("Allegany"). During Fiscal 1998, Besicorp Group Inc. reserved the full amount of such loan due to its impairment and wrote off the combined loan during the third quarter of Fiscal 1999 due to the settlement of certain litigation involving the project partnerships. The Company did not in Fiscal 1999 or Fiscal 1998 record any interest income with respect to such advances.

(b) The Company contracted to design, build, and operate energy systems with limited partnerships. Under the terms of the agreements with these partnerships, the partnerships provided the Company with initial cash payments and issued long-term notes. Additional interest on these notes was imputed at the rate of 2% per annum to yield an effective rate of 11% per annum on substantially all of the long-term notes.

NOTE 5 - INVESTMENTS IN PARTNERSHIPS

The Company's interests in partnerships range from 35.715% to 50.2% and are accounted for under the equity method. The investment in partnerships of $4,009,810 at March 31, 1999 primarily represents the amounts paid by the Company of $2,310,549 which equaled the tax bases of the partnership interests of $2,310,549, which was contributed by Besicorp Group Inc. to the Company. In addition, included in the investment balance is a receivable of $1,721,175 which was also contributed to the Company by Besicorp Group Inc. and represents the funds due from certain revenues earned by the partnerships in March 1999. The partnerships are presently in liquidation. In June 1999, the Company received distributions from the partnerships of approximately $2,000,000. Also included in the investment balance are (a) approximately $550,000 which management expects will be received by the Company reduced by certain expenses to be incurred upon liquidation of one partnership around October 1999 and (b) approximately $1.4 million (the "Liquidated Partnership Funds") held in cash escrow accounts which were established in connection with the liquidated partnerships. The Liquidated Partnership Funds, if any, may be released to the Company between June 2000 and May 2002 subject to the satisfaction of certain conditions, as to which no assurance can be given.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

                                        March 31, 1999          March 31, 1998
                                       --------------          --------------

         Trade accounts payable          $220,107                  $465,584
         Accrued interest expense               -                    39,421
         Accrued legal fees                     -                   308,281
         Accrued salaries                 144,871                   134,640
         Due to affiliate                       -                    56,624
         Deposits and other payables      398,553                   230,370
                                        ---------                   --------
                                         $763,531                 $1,234,920
                                          =======                  =========

NOTE 7 - LONG-TERM DEBT


Long-term debt consists of the following:                        March 31, 1999           March 31, 1998
                                                                  --------------           --------------
      - Installment loans at 0% to 10.54%
        maturing through September 2000 (a)                             $0                  $75,639


      - Mortgage loan payable in monthly installments of
        $4,180 including interest at prime plus 1.5% through
        April 2007, when the unpaid balance was due (b)                  0                  315,455

         - Second mortgage payable in monthly installments
         of $1,771 plus interest at prime plus 1.5% through
         March 2002, when the unpaid balance was due (b, c)              0                  288,646

         - Mortgage loan payable in monthly installments
           of $1,060 plus interest at prime plus 1.5% to
           March 1998 and prime plus .5% thereafter through
           March 2001 (b, c)                                             0                  50,680

         - Obligation on SunWize asset acquisition (e)             135,308                 147,021

         - Working capital loan (d)                                      0               3,000,000
                                                                  --------              ----------

         Total                                                     135,308              3,877,441

         Less:  Current maturities                                  20,000                109,208
                                                                 ---------           ------------

                                                                  $115,308             $3,768,233
                                                                   =======              =========


Long-term debt maturities at March 31, 1999, including current maturities, are as follows:

                                          March 31, 1999

            2000                             $20,000
            2001                              20,000
            2002                              20,000
            2003                              20,000
            2004                              20,000
            Thereafter                        35,308
                                             -------
                                            $135,308
                                             =======

With the exception of the SunWize acquisition obligation, which is the only debt (other than trade and similar debt incurred in the ordinary course of business) remaining subsequent to the Spin-Off, all debt was repaid during Fiscal 1999.

a. Collateral for the installment loans consists of automobiles, machinery and equipment, computer equipment and furniture and fixtures with a net book value of $60,468 at March 31, 1998. All these loans were repaid prior to December 31, 1998.

b. Collateralized by mortgages on land and/or buildings with a net book value of $1,153,622 at March 31, 1998. These mortgages were repaid prior to December 31, 1998.

c. As a part of his guarantees of the Company's debts of $339,326 at March 31, 1998, the a major shareholder has a security interest in various assets, patents and personal property owned by the Company. These mortgages were repaid prior to December 31, 1998 and the related security interests released.

d. On June 1, 1992, Besicorp Group Inc. and its partnership co-developer with respect to certain projects, entered into a loan agreement with Stewart & Stevenson Services, Inc. to borrow up to $3,000,000 each for working capital. Interest on advances under the agreement were payable quarterly in arrears at the rate of 2% above prime. The loan required payments of interest only during the initial term. Principal was to be repaid based on termination dates of operating and maintenance contracts on certain projects with an initial term of six years that may be extended an additional six years. Loans were secured by cash flows of certain of the partnerships in the event of default. During Fiscal 1993 and 1994 Besicorp Group Inc. borrowed $2,500,000 under the agreement to fund development activities of one of the partnerships (see Note 4), and, in February 1997, borrowed the remaining $500,000 available under the loan agreement. The loan was repaid in full in July 1998.

e. Obligation payable on the acquisition of SunWize assets, payable on an annual basis as a percentage of gross margins of the SunWize division. $11,713 was paid in Fiscal 1999. $19,878 was paid in Fiscal 1998.

NOTE 8 - INCOME TAXES

The credit for income taxes for the period through the Distribution represents the allocated benefits of the respective losses which Besicorp Group Inc. was able to use in filing its consolidated tax returns.

Tax benefits are allocated based on the taxable loss of the companies and deferred taxes are provided on temporary differences in recognition of income between book and tax. Such tax benefits and deferred taxes are charged or credited to the amount due to or from Besicorp Group Inc. and included in the net transactions with Besicorp Group Inc.

Deferred tax assets of approximately $415,000 primarily from equipment and depreciation differences are offset by valuation allowances since it is more likely than not that some portion of the deferred tax asset will not be realized.

Upon conclusion of the Merger and Distribution, the Company became an independent entity and will no longer have its results included with the consolidated tax return of Besicorp Group Inc. The Company has an available net operating loss of approximately $167,900 which expires 2019. The tax benefits of the net operating loss carry forward of $57,000 have been offset by a corresponding increase in valuation allowance.

NOTE 9 - CAPITALIZATION

The Company has authorized 1,000,000 shares of $.01 par value preferred stock, of which none have been issued, and 5,000,000 shares of $.01 par value common stock. Upon formation of the Company in November 1998, 500 shares of common stock were issued to Besicorp Group Inc. for $500. In connection with the Merger and the Distribution, approximately 122,057 shares of the Company are available to be issued to the holders of Besicorp Group Inc. common stock on a one share of the Company for 25 shares of Besicorp Group Inc. basis subject to adjustment based upon the payment of cash in lieu of the issuance of fractional shares. At March 22, 1999, $40,000 was placed in escrow with the transfer agent for payment of cash in lieu of fractional shares. Stock certificates for 121,382 shares of the Company's common stock have been received for distribution in exchange of Besicorp Group Inc. shares after payment on the issuance of fractional shares. The $29,042 of payment for fractional shares is an additional capital contribution by Besicorp Group Inc. and the balance of the $40,000 was transferred to the escrow account established to satisfy the Company's obligations under the Indemnification Agreement.

NOTE 10 - RELATED PARTIES

Net amounts due from affiliates at March 31, 1999 and March 31, 1998 relate to receivables from companies owned by a major shareholder which provided certain services to Besicorp Group Inc., and which will continue to provide services to the Company, for airport usage, plane services and engineering consulting services totaling $56,197 and $31,939 for the years ended March 31, 1999 and 1998, respectively.

Also, included in amounts due from affiliates at March 31, 1999 is $314,000 of funds due from Besicorp Group Inc. Additional cash balances were identified subsequent to the Merger which were not included in the calculation of the Merger consideration. The funds were transferred to the Company subsequent to the balance sheet date.

Included in other current assets at March 31, 1998 is a receivable of $164,211 from the President of the Company representing primarily the balance due on $186,000 of legal fees incurred in connection with a certain legal proceeding (the "Proceeding") which the President had agreed, subject to a determination that such repayment was not required, to reimburse to the Company. In January 1999, after the receipt of a report from independent legal counsel addressing the propriety under the BCL and Besicorp Group Inc.'s by-laws of indemnifying the President, a committee of directors of Besicorp Group Inc. (composed of independent directors) determined that the President was entitled to full indemnification with respect to the Proceeding and (i) authorized the repayment to the President of the fine of $36,673 he had paid in connection with the Proceeding and the refund of $45,000 he had previously reimbursed Besicorp Group Inc.; (ii) acknowledged that the President had no further obligations with respect to the $141,000 he had, subject to a determination as the propriety of indemnification, agreed to reimburse Besicorp Group Inc.; and (iii) authorized the reimbursement of the President for the legal fees and expenses
(approximately $39,180) incurred by third parties in connection with the Proceeding and which were paid by him. All such reimbursements were made during the fourth quarter of Fiscal 1999 and any related receivables were written off and charged to expense during the same period.

NOTE 11 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                 Fiscal 1999      Fiscal 1998
                                                 -----------      -----------

Advertising costs                                $  72,734        $142,154
Research and development expenses(1)               603,399         697,182
Warranty expense                                     3,767          53,701
Amortization of patents and trademarks                 659          40,632
Maintenance and repairs                            105,949          84,903
Taxes other than payroll and income taxes           57,761          57,721

(1) Expenditures for research and development were $603,399 in Fiscal 1999 and $697,182 in Fiscal 1998. Personnel expenses, comprising the largest portion of these amounts, were $223,799 in Fiscal 1999 and $330,428 in Fiscal 1998. Of the total amounts, expenses attributable to the Company's agreements with the New York State Energy Research and Development Authority were $331,539 for Fiscal 1999 and $520,950 in Fiscal 1998.

NOTE 12 - LEGAL PROCEEDINGS

The Company is a party to numerous legal proceedings in the normal course of business and certain shareholder suits.

As part of the Plan of Merger, there is (i) an indemnification agreement which obligates the Company to indemnify the purchaser from any damages it suffers arising out of, among other things, Besicorp Group Inc.'s breach of representations and warranties set forth in the Plan of Merger and certain liabilities, taxes and litigation of Besicorp Group Inc. and (ii) an escrow agreement governing the $6.5 million initially placed in escrow to satisfy the Company's obligations under the indemnification agreement and provides for payment of, among other things, certain litigation and related costs.

Management is of the opinion that there are meritorious defenses in the various legal proceedings and that the balance in the escrow will cover any legal costs and settlements that might result from these actions.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Other than the equipment lease described below, at March 31, 1999, the Company has no significant minimum annual rental commitments under non-cancelable operating leases for equipment and office space. The Company has three leases for office and warehouse space. One lease calls for monthly rental of $575 for a period of 12 months ending April 1999 and subsequently extended for another year. The second lease calls for monthly rental of $410 per month for a period of 12 months ending January 2000. The third lease was for an initial period of six months, commencing on October 1, 1995 and ending on March 31, 1996. The term automatically renews for successive periods of six months each. Either party may terminate the lease at any time by giving the other party at least ninety days notice in writing. The annual rent from September 1, 1995 forward is $102,000, which will be adjusted in future periods based on the Consumer Price Index. Rent expense on all operating leases for Fiscal 1999 and 1998 was $176,964 and 155,197, respectively.

Since March 1994 the Company has been entering into cost-sharing agreements with the New York State Energy Research and Development Authority ("NYSERDA") with completion dates extending through April 2001. The agreements provide for payment to the Company by NYSERDA of $1,442,237 (approximately $1,015,822 has been earned through March 31, 1999) for funding and development of photovoltaic projects with estimated costs of $2,963,235. Funds advanced by NYSERDA are to be repaid from revenues on sales of products developed under the agreements, if any.

The Company has a 401(k) plan covering substantially all full-time employees for which the Company makes matching contributions as defined. The Company's expenses under the plan for Fiscal 1999 and 1998 were $98,868 and $72,692, respectively.

As part of the Plan of Merger, certain equipment with an original cost of $827,000 was retained by Besicorp Group Inc. and be leased to the Company. Rentals under the two year lease will be approximately $63,474 per quarter commencing July 1, 1999. The Company has the option to purchase the equipment after the first year for $288,479. Besicorp Group Inc. has the option to require the Company to purchase the equipment at the end of the lease for $55,000. The lease is accounted for as an operating lease on the Company's books.

In February 1999, Besicorp Ltd. adopted the 1999 Incentive Plan to provide for the issuance of up to 40,000 shares of Besicorp Ltd. common stock as an equity incentive program. On May 14, 1999, restricted grants of 15,000 shares were made under the plan.

NOTE 14 - SEGMENTS OF BUSINESS

The Company specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment"). Export product sales, principally to Europe and the Pacific Rim, for the years ended March 31, 1999 and 1998 were $153,543 and $299,293, respectively. A summary of industry segment information for Fiscal 1999 and 1998 is as follows:



For the Year Ended                      Project               Product
March 31, 1999                          Segment               Segment            Eliminations                 Total
--------------                          -------               -------            ------------                 -----

Net revenues                             $165,161            $5,551,442                                    $  5,716,603
Net income (loss)                      (4,573,445)           (1,241,294)                                     (5,814,739)
Identifiable assets                    18,315,811             2,635,574         $(10,338,484)                10,612,901
Capital expenditures                            -               133,348                                         133,348
Depreciation and amortization              84,466                80,841                                         165,307

For the Year Ended                     Project               Product
March 31, 1998                         Segment               Segment              Eliminations                  Total
--------------                         --------              -------              ------------                  -----
Net revenues                             $158,427            $4,249,995                                      $4,408,422
Net income (loss)                      (5,544,438)           (1,679,566)                                     (7,224,004)
Identifiable assets                    17,355,904             1,947,316         $(14,074,568)                 5,228,652
Capital expenditures                       39,478               109,788                                         149,266
Depreciation and amortization             152,662                91,131                                         243,793


NOTE 15 - GOING CONCERN

The Company has suffered recurring losses from operations and have previously received (but will not in the future receive) substantial financial support from Besicorp Group Inc., which raises substantial doubt about Company's ability to continue as a going concern without such support. The Company is exploring a potential transaction in which a major shareholder would acquire all outstanding shares not already owned by him (the "Transaction"). In this regard, the Company has retained a financial advisor to render financial and other general advice with respect to the Transaction, including an evaluation of the fairness of the Transaction from a financial point of view, and to assist the Company in responding to proposed alternative transactions, if any. No assurance can be given that the Transaction will be completed or that alternative transactions will be available.

NOTE 16 - PRO FORMA FINANCIAL INFORMATION

The consolidated financial statements for the year ended March 31, 1999 include the results of operations and cash flows for the period April 1, 1998 through March 22, 1999, the date of Distribution, during which the Company was a part of Besicorp Group Inc. and the period March 23, 1999 through March 31, 1999 during which the Company was a stand alone entity. The results of operations are summarized as follows:

                                                  April 1, 1998            March 23, 1998
                                                    through                   through            Year Ended
                                                  March 22, 1998           March 31, 1999        March 31, 1999
                                                  --------------           ----------------      -------------

Revenues                                            $5,512,576                  $204,027          $5,716,603
Costs and expenses                                  14,057,352                   371,190          14,428,542
                                                    -----------                 --------          ----------
Loss before income taxes                            (8,544,776)                 (167,163)        (8,711,939)
Credit (provision) for income taxes                  2,902,200                    (5,000)         2,897,200
                                                    -----------                 --------         ----------
Net loss                                           $(5,642,576)                $(172,163)      $(5,814,739)
                                                     =========                  ========         =========
Net loss per share                                     $(46.48)                  $(1.42)          $(47.90)





                                    EXHIBITS
                                TO ANNUAL REPORT
                                 ON FORM 10-KSB
                               FOR THE YEAR ENDED
                                 MARCH 31, 1999

                                ----------------

                                  BESICORP LTD.


                                INDEX OF EXHIBITS


2.1 Form of Contribution and Distribution Agreement by and between Besicorp Ltd.(the "Company") and Besicorp
                           Group Inc. ("BGI").**

3(i)                       Certificate of Incorporation of Besicorp Ltd.*

3(ii)                      By-Laws of Besicorp Ltd.*

10.1 Form of Indemnification Agreement by and among the Company, BGI Acquisition LLC ("LLC") and BGI
                           Acquisition Corp. ("Acquisition")*

10.2 Form of Escrow Agreement by and among the Company, BGI, LLC and Acquisition.*

10.3                       Form of Lease  by and between the Company and BGI.**

10.4                       1999 Incentive Plan.**

21.1                       List of Subsidiaries.

27.1                       Financial Data Schedule - Year ended March 31, 1999

27.2                       Financial Data Schedule - Year ended March 31, 1998


         * Filed as an Exhibit to the Form 10-SB of Besicorp filed on December
23, 1998 (File no. 000-25209).

         ** Filed as an Exhibit to Post-Effective Amendment No. 2 to the Form
10-SB/A of Besicorp filed on March 22, 1999.

