Form 10KSB/A
period 1999-03-31
BESICORP LTD
filed 1999-07-29
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 000-25209

                                  Besicorp Ltd.
                        ----------------------------------
                 (Name of small business issuer in its charter)


                New York                                   14-1809375
          -------------------                          -------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

1151 Flatbush Road
Kingston, New York
---------------------------------------                    12401
(Address of principal executive offices)                 --------
                                                         Zip Code

Issuer's telephone number, including area code: (914) 336-7700

Securities  registered  pursuant to Section  12(b) of the Act:  None
Securities  registered  pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

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

As of July 27, 1999, 136,382 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

Capitalized terms used herein without definition shall have the meanings ascribed to them in the term 1O-KSB of Besicorp Ltd. filed with the Securities and Exchange Commission on July 14, 1999.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         The  Board  of  Directors  (the  "Besicorp  Board")  of  Besicorp  Ltd.
("Besicorp" or the "Company") will consist of the number of directors duly authorized from time to time by the Besicorp Board. The Besicorp Board at present consists of five individuals. Directors serve until the next annual meeting of shareholders and are expected to stand for re-election at that time.

         Set forth below is certain information as to the individuals who serve as directors and/or executive officers of Besicorp.

Michael F. Zinn

         Mr. Zinn, 46, has been the Chairman of the Board of Directors, President and Chief Executive Officer of Besicorp since November, 1998, and was the President, Chief Executive Officer and Chairman of the Board of Directors of Besicorp Group Inc. ("Oldco") from its founding in 1976 until March, 1999 (except from November 1997 to May 1998). Prior to founding Oldco, Mr. Zinn was director of a federally funded biomass-to-energy project. Prior to the above appointment, Mr. Zinn was employed in energy engineering. He has been awarded six U.S. patents. In June 1997, Mr. Zinn entered guilty pleas to two felony counts in the United States District Court for the Southern District of New York in connection with the Proceeding. Mr. Zinn was fined $36,673 and sentenced to a six month term of incarceration (which commenced in November 1997 and has been completed) and a two year term (which commenced in May 1998) of supervised release thereafter. He resigned as Chairman of the Board, Chief Executive Officer and President of Oldco in November 1997 and was reappointed to such positions in May 1998. He is a cousin of Frederic M. Zinn, an executive officer of Besicorp.

Gerald A. Habib

         Mr. Habib, 53, has been a director of Besicorp since November, 1998 and was a director of Oldco from May 1994 until March, 1999. In 1993 Mr. Habib founded The Berkshire Group, a Shokan, NY investment banking and consulting concern that provides business development and merger and acquisition services to clients in the chemical industry and has served as its president since that time. From 1986 to 1990 he served as director of planning and development for NL Chemicals, a multinational specialty chemical company. Mr. Habib also served as a vice president for Elitine Corporation, a technology licensing company, and as a business manager and manager of planning for Olin Chemicals. From May 1995 to April, 1999, Mr. Habib served as vice president of a specialty chemicals company. Mr. Habib holds a B.S. in Chemical Engineering from City University of New York and an MBA from New York University. Mr. Habib is a director of Polymer Solutions, Inc., a Canadian-based manufacturer of advanced polymer-based products for the coatings and adhesives industry.

Richard E. Rosen

         Mr. Rosen, 51, has been a director of Besicorp since November, 1998 and was a director of Oldco from May 1994 until March, 1999. Mr. Rosen is a partner with GMSI, a Bethesda, Maryland based system integrator. From 1998 until February 1999, Mr. Rosen was a District Manager with Adaytum Software Corporation, a Minneapolis, Minnesota based developer and marketer of strategic planning software. From 1993 to 1997, Mr. Rosen was the founder and President of Plato Software, Inc. of Saugerties, New York, a software development company engaged in marketing accounting software. From 1991 to 1993, Mr. Rosen owned and operated Rosebud Consulting Services, which provided analysis, development, and implementation of computer software systems to medium-sized businesses. Mr. Rosen holds a BA in Social Sciences from the University of North Carolina.

Melanie Norden

         Ms. Norden, 52, has been a director of Besicorp since November, 1998 and has been a director of Oldco from February 1998 until March, 1999. In 1988, Ms. Norden founded BENCHMARKS, a full service consulting firm, providing consultation, management and planning services in fundraising, organizational development, conference and event planning and evaluation; volunteer, board and staff training; and public relations and marketing. In 1998, Ms. Norden founded Artsalon, a company which markets antiques to private collectors. Ms. Norden holds a BA from the State University of New York at Binghamton and completed an MA Program at Manhattanville College in Purchase, New York.

Michael J. Daley

         Mr. Daley, 44, has been a director and the Executive Vice President and Chief Financial Officer of Besicorp since November, 1998. He joined Oldco as Financial Manager in August 1987 and was appointed Vice President, Finance & Administration in May 1989, Corporate Secretary in April 1991, Chief Financial Officer in September 1994, and Director, Chief Executive Officer and President in November 1997. Concurrent with Mr. Zinn's reappointment a Chief Executive Officer and President in May 1998, Mr. Daley was appointed Executive Vice President and continued to serve as Chief Financial Officer. He resigned all of his positions with Oldco in March, 1999. Mr. Daley holds a B.S. in Accounting from St. Francis College of Brooklyn, NY.

Joseph P. Novarro

        Mr. Novarro, 57, has been Vice President, Project Development of Besicorp since November, 1998. He joined Oldco in 1994 as Technical Manager and was appointed Vice President, Project Development in February 1997. In November 1997, Mr. Novarro was appointed an executive officer of Oldco retaining the same title. He resigned as an officer of Oldco in March 1999. Prior to joining Oldco, Mr. Novarro was the Engineer/Project Manager at Kamine Development Corp. Before that he held various management positions during a 25-year career at Long Island Lighting Company. Mr. Novarro holds a B.S. in Electrical Engineering from Manhattan College and completed his postgraduate studies at the Oak Ridge School of Reactor Technology.

James E. Curtin

         Mr. Curtin, 50, has been Vice President and Controller of Besicorp since November, 1998. He joined Oldco as Corporate Controller in August 1995 and was appointed an executive officer of Oldco with the title of Vice President and Controller in November 1997. He resigned as an officer of Oldco in March 1999. Prior to joining Oldco, Mr. Curtin was Director of Financial Reporting for ENSERCH Engineers and Constructors from 1994 to 1995, and held several financial management positions with Ebasco Services, Incorporated, an engineering, construction and consulting firm, from 1981 to 1994. Mr. Curtin holds a BBA in Accounting Practice from Pace University.

Frederic M. Zinn

         Mr.  Zinn,  41, has been Senior  Vice  President,  General  Counsel and
Secretary of Besicorp since November, 1998. He joined Oldco as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of Oldco holding the title of Senior Vice President and General Counsel in May 1998. He resigned as an officer of Oldco in March, 1999. Prior to joining Oldco, Mr. Zinn was the President of Zinn & LeBovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of Michael F. Zinn, the Chairman of the Board, Chief Executive Officer and President of Besicorp.

Compliance with section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10 per cent of any registered class of the Company's equity securities, to file with the SEC reports of ownership of the Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. To the best of the Company's knowledge, during the fiscal year ended March 31, 1999, its officers, directors and greater than 10 per cent beneficial owners filed all required Section 16(a) reports on a timely basis.

Item 10.          Executive Compensation.

         Prior to March 22, 1999, the Company was a wholly owned subsidiary of Oldco. Oldco was a party to an agreement and plan of merger dated November 23, 1998, as amended, by and among Oldco, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition (the "Plan of Merger"), pursuant to which it was acquired by Acquisition (the "Merger"). Besicorp was organized in New York in 1998 in order to satisfy a condition to the consummation of the Merger that required the distribution of Oldco's photovoltaic and independent power development businesses (the "Distributed Businesses") to Besicorp before the Merger. On March 22, 1999, Oldco declared a dividend of one share of Besicorp Common Stock for each 25 shares of Oldco's Common Stock outstanding (the "Spin-Off"). As a result of the Spin-Off, Besicorp became an independent publicly held company.

         The following table and narrative describe the compensation paid by Oldco and Besicorp in fiscal years ended March 31, 1999, 1998, and 1997, to Oldco's two Chief Executive Officers (one of whom serves Besicorp as Chief
Executive Officer and the other as an executive officer) and three other individuals whose combined Oldco and Besicorp salary and bonus in Fiscal 1999 exceeded $100,000 (referred to collectively with the Chief Executive Officers as the "Named Executive Officers") who are the only executive officers of Besicorp whose salary and bonus from Oldco and Besicorp in Fiscal 1999 exceeded $100,000. Such amounts do not necessarily reflect the compensation such Named Executive Officers will receive in the year ending March 31, 2000 ("Fiscal 2000"). Besicorp has not entered into any written employment agreement with any of its employees.

                           Summary Compensation Table


                                                                                 Long-Term
                                                                                Compensation:
  Name and                                                                       Securities
   Principal                                Annual Compensation                  Underlying             All Other
                                         -------------------------
    Position  (1)               Year     Salary ($)          Bonus ($)              Options          Compensation ($)
  -----------                   ----     ----------        -----------          ---------------      ------------

Michael F. Zinn (2)            1999      375,962            1,503,450           20,000 shares of        5,220 (4)
                                                                                Oldco Common Stock (8)
CEO and President              1998      229,249              586,250 (3)                               3,400 (4)
                               1997      350,794              293,792                                  14,750 (4)(5)

Michael J. Daley (2)           1999      177,788              875,000                                   6,724 (4)
Executive Vice                 1998      148,459              111,033                                   4,900 (4)
President & CFO                1997       91,462               21,000                                   1,300 (4)

Joseph P. Novarro              1999      115,000               35,000                                   3,475 (4)
Vice President,                1998       98,654               35,000                                   2,445 (4)
Project                        1997       78,152               25,000                                   1,782 (4)
Development

Jim Curtin                     1999       85,000               60,000                                    4,470(4)
Vice President and             1998       74,714               18,000                                    1,891
Controller                     1997       65,192               10,000

Frederic M. Zinn(6)            1999      156,000              775,000                                    6,576(4)(7)
Senior Vice                    1998       52,708                3,000                                    6,178(7)
President,
General Counsel and
Secretary


----------------

(1) Information regarding two former executive officers of Oldco who are not executive officers or otherwise employed by Besicorp is omitted.

(2) During Fiscal 1998, Mr. Zinn served Oldco as CEO for the period April 1 through November 11, 1997; Mr. Daley served as CEO of Oldco from November 11, 1997 through March 31, 1998.

(3) Includes bonus of $280,000 which was earned by Mr. Zinn in Fiscal 1997 and paid in Fiscal 1998.

(4) Includes Oldco's matching contribution to its qualified 401(k) Plan to the named individuals as follows: for Fiscal 1999: Mr. M. Zinn, $5,220; Mr. Daley, $6,724; Mr. Novarro, $3,475; Mr. F. Zinn, $5,120 and Mr. Curtin, $4,470; for Fiscal 1998: Mr. M. Zinn, $3,400; Mr. Daley, $4,900
         ; Mr. Novarro, $2,445; and Mr. Curtin, $1,771; for Fiscal 1997: Mr. M. Zinn, $4,750; Mr. Daley, $1,300; and Mr. Novarro, $1,782.

(5) Includes premium of $10,000 paid by Oldco on life insurance policies for Mr. Zinn in Fiscal 1997.

(6)       Mr. Frederic Zinn joined Oldco in November 1997.

(7) Includes relocation reimbursement of $1,456 and $5,148 in Fiscal 1999 and Fiscal 1998, respectively.

(8)      See Table regarding "Options/SAR Grants in Fiscal 1999"

Director's Compensation

         Non-employee directors of the Company are paid $2,000 per month and $1,000 for each board meeting they attend (other than, with certain exceptions, meetings held by telephone conference call). Non-employee directors of Oldco ("Outside Directors") received an annual retainer of $36,000 and received per diem fees for each board or committee meeting attended at the rate of $1,000 for each meeting in excess of two hours. Each Oldco committee chairman received an additional $3,000 annual stipend. Outside Directors were also reimbursed for reasonable expenses relating to their duties.

Stock Options

Oldco

         Under Oldco's Amended and Restated 1993 Incentive Plan (the "1993) Plan"), up to 1,000,000 shares of Oldco Common Stock could have been issued to officers, directors, employees and consultants of Oldco. Awards under this plan could have been in the form of stock options, stock appreciation rights ("SARs"), dividend payment rights and options to purchase restricted stock. During Fiscal 1999, warrants to acquire 7,500 shares were granted to the Outside Directors under this Plan.

         The following table describes the grant of options, warrants and SARs by Oldco in Fiscal 1999 to the Named Executive Officers.

                        Options/SAR Grants in Fiscal 1999

                            Number of                % of Total
                            Securities               Options/SARs
                            Underlying               Granted to               Exercise or Base
                            Options/SARs             Employees in             Price ($/Sh)             Expiration
Name                        Granted (#)              Fiscal Year                                       Date
Michael F. Zinn,                 20,000                     96.4%                 $3.00/sh               5/15/09
CEO and President


This option was granted by Oldco to Mr. Zinn upon his rejoining Oldco as a replacement for an earlier option that had automatically terminated when Mr. Zinn resigned in November 1997.

         The following table provides information related to options and warrants to acquire shares of Oldco Common Stock exercised by the Named Executive Officers during Fiscal 1999 and the number and value of options and warrants held by them at fiscal year end. All of such options and warrants have been exercised. Oldco during Fiscal 1999 did not have any outstanding SARs.

  Aggregated Option/Warrant Exercises of Oldco Common Stock in Last fiscal Year and fiscal Year-end Option/Warrant Values

                                                                                                           Value of
                                                                                 Number of              Unexercised
                                                                            Unexercised                In-the-Money
                                 Number of                                   Options and                Options and
                              Shares of Oldco                                   Warrants                  Warrants
                               Common Stock                                    at FY-End                 at FY-End
                                 Acquired                   Value               Exercisable/              Exercisable/
Name                           on Exercise                Realized*           Unexercisable              Unexercisable

Michael F. Zinn                  45,000                  $1,260,000                0                      $    0

Michael J. Daley                  3,000                      82,125                0                           0

Joseph P.                         2,000                      54,750                0                           0
Novarro

Frederic M. Zinn                      0                           0                0                           0

James Curtin                          0                           0                0                           0



* Difference between $30.375 fair market value on January 5, 1999, the date of exercise, and the exercise price.

Besicorp

                  During Fiscal 1999, no options, warrants or SARs were granted to the Named Executive Officers. During Fiscal 1999, Besicorp did not have any outstanding options, warrants or SARs.


Item 11.         Security Ownership of Certain Beneficial Owners and Management.

         The following table shows the shares of Besicorp Common Stock owned as of July 27, 1999 by each beneficial owner of 5% or more of the Besicorp Common Stock, each current director, the Named Executive Officers and by all current directors and executive officers as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.


                                    Number of Shares
Name of                             of Common Stock                             Percent of Common Stock
Beneficial Owner                    Beneficially Owned (1)(2)                   Beneficially Owned (1)(2)

Michael F. Zinn                           61,068 (3)                            44.8% (3)
The Zinn Family                           10,000 (4)                             7.3% (4)
   Charitable Trust (the
   "Trust")
Gerald A. Habib                              650                                 *
Richard E. Rosen                             650                                 *
Michael J. Daley                           2,420                                 *
Joseph P. Novarro                            713                                 *
Melanie Norden                               550                                 *
Frederic Zinn                              1,750                                 *
James Curtin                                 400                                 *
Current Directors and
executive officers as
a group (8 persons)                       68,201                              50.0% (3)



*  Less than 1 percent.

(1) Except as described below, such persons have the sole power to vote and direct the disposition of such shares.

(2) Based on 136,382 shares of Besicorp Common Stock outstanding as of July 27, 1999, which includes 1,550 shares that may be issued to former shareholders of Oldco Common Stock who have not yet tendered their shares of Oldco Common Stock in connection with the Merger and the Spin-Off.

(3) Includes 3,277 shares held in the name of members of his immediate family. Mr. Zinn disclaims beneficial ownership of these shares. Does not include 10,000 shares owned by the Trust established by Mr. Zinn; Mr. Zinn also disclaims beneficial ownership of these shares. Mr. Zinn is the Chairman of the Board, President and Chief Executive Officer of Besicorp.

(4) The Zinn Family Charitable Trust was established by Michael F. Zinn. However, he disclaims beneficial ownership of these shares.

         The address for each of the individuals identified above is: 1151 Flatbush Road, Kingston, New York 12401. The address for the Trust is c/o Louis Pierro, Independent Trustee, 80 State Street, Albany, New York 12207.

Item 12.          Certain Relationships and Related Transactions.

         As of March 31, 1999 and 1998, entities owned by Michael F. Zinn, owed Besicorp and Oldco $58,675 and $47,662, respectively, net of airport usage and plane services (the "Services") performed by such entities on behalf of Oldco. The cost of these Services were recorded for Fiscal 1999 and Fiscal 1998 as $59,925 and $31,939, respectively. Mr. Zinn is the Chairman of the

Board, President and Chief Executive Officer of Besicorp and served in an identical capacity at Oldco.

         Besicorp and Oldco, pursuant to applicable law and governing documents, advanced certain legal expenses on behalf of certain officers and directors in connection with the Proceeding, the Lichtenberg Litigation and the Bansbach Litigation.

         As of March 31, 1999 and 1998, such advances on behalf of Michael F. Zinn in connection with the Proceeding were an aggregate of $338,517. Of such sum, Mr. Zinn agreed to reimburse Oldco $186,000, subject to a determination as to whether such reimbursement is required by the Business Corporation Law of the State of New York (the"BCL"), and as of December 31, 1998, had reimbursed Oldco $45,000. In January 1999, after the receipt of a report from independent legal counsel addressing the propriety under the BCL and Oldco's by-laws of indemnifying Mr. Zinn, a committee of Oldco's Board of Directors (composed of independent directors) determined that Mr. Zinn was entitled to full indemnification with respect to the Proceeding and (i) authorized the repayment to Mr. Zinn of the Fine and the refund of $45,000 he had previously reimbursed Oldco; (ii) acknowledged that Mr. Zinn had no further obligations with respect to the $141,000 Mr. Zinn had, subject to a determination as the propriety of indemnification, agreed to reimburse Oldco; and (iii) authorized the reimbursement of Mr. Zinn for the legal fees and expenses (approximately $39,180) incurred by third parties in connection with the Proceeding and which had been paid by him. All such reimbursements were made during the fourth quarter of Fiscal 1999 and any related receivables were written off and charged to expenses during that period. In addition, Oldco had advanced legal fees and disbursements of approximately $217,663 incurred in connection with such proceeding on behalf of certain directors, officers, and current and former employees and their spouses who were actual or potential witnesses in this matter.

         In connection with the Lichtenberg Litigation, Oldco had advanced as of March 31, 1999 an aggregate of $829,168 in legal fees and disbursements on behalf of Oldco and Messrs. Zinn, Eisenberg and Enowitz (as directors and officers or former directors and/or officers of Oldco).

         In connection with the Bansbach Litigation, Oldco had advanced as of March 31, 1999 an aggregate of $155,085 in legal fees and disbursements on behalf of Oldco and Messrs. Zinn, Daley, Habib, Harris and Rosen (as director and officers or former directors of Oldco).

         With regard to the legal actions described above, Oldco, in accordance with applicable law and to the extent required, has received undertakings from each indemnified party for whom legal costs have been advanced to reimburse Oldco to the extent reimbursement is required by the BCL. Oldco assigned to Besicorp its right to receive any payment or benefits from the Lichtenberg Litigation and Bansbach Litigation pursuant to the Contribution Agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BESICORP LTD.


                                  By: /s/ Michael F. Zinn
                                          ---------------
                                   Name:  Michael F. Zinn
                                   Title: Chairman of the Board,
                                          Chief Executive Officer and President
                                   Dated: July 29, 1999