Form 10QSB
period 1999-06-30
BESICORP LTD
filed 1999-08-16
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999          Commission file number 000-25209



                                  BESICORP LTD.
 ______________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)



        New York                                       14-1809375
 ______________________________________________________________________________
 (State or other jurisdiction of                  (Internal Revenue Service
  incorporation or organization)                   Employer Identification No.)


 1151 Flatbush Road, Kingston, New York                     12401
 ______________________________________________________________________________

 (Address of principal executive office)                    (Zip Code)


 Issuer's Telephone Number, including area code:          (914) 336-7700


                                       N/A
  _____________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes __X__    No______



Common stock outstanding as of August 12, 1998                       136,382

Transitional Small Business Disclosure Format        Yes______     No ___X___

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                           June 30,1999             March 31,1999
                                                                           ------------             -------------
                        ASSETS

Current Assets:
    Cash and cash equivalents                                             $2,894,589               $ 1,824,139
    Trade accounts and notes receivable (less allowance
       for doubtful accounts of $32,000 as of June 30, 1999
          and March 31, 1999)                                                963,075                   988,589
    Due from affiliates                                                       62,868                   374,250
    Notes receivable:  (includes interest of $8,122 at
          June 30, 1999 and $4,057 at March 31, 1999)                        111,448                   107,951
    Inventories                                                            1,683,117                 1,165,761
    Other current assets                                                     438,766                   465,566
                                                                           ---------                 ----------

          Total Current Assets                                             6,153,863                 4,926,256
                                                                           ----------                ----------

Property, Plant and Equipment:
    Land and improvements                                                    229,660                   229,660
    Buildings and improvements                                             1,914,029                 1,914,029
    Machinery and equipment                                                  573,469                   726,958
    Furniture and fixtures                                                   237,423                   237,423
    Construction in progress                                                     526                         0
                                                                           ---------                 ---------

                                                                           2,955,107                 3,108,070

          Less:  accumulated depreciation and amortization                (1,401,443)               (1,520,385)
                                                                           ---------                 ---------

          Net Property, Plant and Equipment                                1,553,664                 1,587,685
                                                                           ---------                 ---------
Other Assets:
    Patents and trademarks, less accumulated
       amortization of $2,638 at
          June 30, 1999 and $2,350, at March 31, 1999                         18,272                    12,530
    Investment in partnerships                                             1,999,905                 4,009,810
    Deferred costs                                                           186,757                         0
    Other assets                                                              87,225                    76,620
                                                                           ---------                 ---------

          Total Other Assets                                               2,292,159                 4,098,960
                                                                           ---------                 ---------

          TOTAL ASSETS                                                   $ 9,999,686             $  10,612,901
                                                                           =========                ==========

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                         June 30 ,1999             March 31,1999
                                                                         -------------             -------------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                             $    1,420,065               $   763,531
    Current portion of long-term debt                                         42,000                    20,000
    Current portion of accrued reserve and warranty expense                   87,009                   111,215
    Taxes other than income taxes                                             98,516                   103,207
    Income taxes payable                                                       5,437                     5,300
                                                                           ---------                 ---------

          Total Current Liabilities                                        1,653,027                 1,003,253

Long-Term Accrued Reserve and Warranty Expense                               174,462                   174,462
Long-Term Debt                                                                51,070                   115,308
                                                                           ---------                 ---------

          Total Liabilities                                                1,878,559                 1,293,023
                                                                           ---------                 ---------


Shareholders' Equity:
    Common stock, $.01 par value:  authorized
       5,000,000 shares; issued and outstanding 136,382
          at June 30, 1999 and 121,382 at March 31, 1999                       1,364                     1,214
    Additional paid in capital                                            10,135,677                 9,490,827
    Unamortized deferred compensation                                       (623,500)                        0
    Retained earnings (deficit)                                           (1,392,414)                 (172,163)
                                                                           ---------                 ---------

          Total Shareholders' Equity                                       8,121,127                 9,319,878
                                                                           ---------                 ---------


          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $    9,999,686        $       10,612,901
                                                                           =========                ==========

See accompanying notes to consolidated financial statements.



                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                                   Three months ended June 30,
                                                                                  1999                      1998
                                                                                  ------------------------------

Revenues:
    Product sales                                                               $ 2,125,072           $  987,793
    Other revenues                                                                   60,929              124,701
    Interest and other investment income                                             23,400                6,773
    Other income                                                                          0               24,867
                                                                                 ----------            ---------

          Total Revenues                                                          2,209,401            1,144,134
                                                                                 ----------            ---------
Costs and Expenses:
    Cost of product sales                                                         1,850,827              947,831
    Selling, general and
       administrative expenses                                                    1,567,730            1,342,274
    Interest expense                                                                    287               94,383
    Other expenses                                                                       50                  433
                                                                                 ----------            ---------

          Total Costs and Expenses                                                3,418,894            2,384,921
                                                                                 ----------            ---------

Loss before Income Taxes                                                         (1,209,493)         (1,240,787)

Provision (Credit) for Income Taxes                                                  10,758            (422,000)
                                                                                 ----------           ----------

Net Loss                                                                        $(1,220,251)        $  (818,787)
                                                                                 ==========           ==========



Basic Loss per Share                                                            $    (9.44)         $    (6.75)
                                                                                 =========            ==========



Basic Weighted Average Number of Shares Outstanding (in Thousands)                 129,294             121,382
                                                                                 =========            ==========

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                   Three months ended June 30,
                                                                                  1999                      1998
                                                                                  -------------------------------
Operating Activities:
    Net loss                                                                    $(1,220,251)          $  (818,787)
    Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
       Amortization of discounts on notes                                              (549)                 (549)
       Stock compensation                                                             21,500                     0
       Depreciation and amortization                                                  45,624                50,464
       Distribution from partnerships                                              2,009,905                     0
       Changes in assets and liabilities:
          Accounts and notes receivable                                              333,948              308,739)
          Inventories                                                              (517,356)             (182,878)
          Accounts payable and accrued expenses                                      656,534              (87,465)
          Taxes payable/refundable                                                   (4,554)               (4,899)
          Other assets and liabilities, net                                        (200,798)                41,377
                                                                                  ---------             ----------
    Net cash provided (used) by operating activities                              1,124,003            (1,311,476)
                                                                                  ---------             ----------
Financing Activities:
    Repayment of borrowings                                                        (42,238)               (24,128)
    Net transactions with Besicorp Group Inc.                                             0              1,452,317
                                                                                  ---------             ----------
    Net cash provided (used) by financing activities                               (42,238)              1,428,189
                                                                                  ---------             ----------
Investing Activities:
    Acquisition of property, plant
       and equipment                                                               (11,315)                     0
                                                                                  ---------             ----------
    Net cash used by investing activities                                          (11,315)                     0
                                                                                  ---------             ----------
Increase in Cash and Cash Equivalents                                            1,070,450                116,713
Cash and Cash Equivalents - Beginning                                            1,824,139                104,428
                                                                                 ---------              ---------
Cash and Cash Equivalents - Ending                                              $2,894,589           $    221,141
                                                                                 =========              =========
Supplemental Cash Flow Information:
    Interest paid                                                               $      287          $      95,239
    Income taxes paid                                                                5,930                      0

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Besicorp Ltd. (together with its subsidiaries, the "Company") as of June 30, 1999, and March 31, 1999; the results of operations for the three-month periods ended June 30, 1999 and 1998; and the statement of cash flows for the corresponding three-month periods.

The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended March 31, 1999.


Besicorp Group Inc., the former parent of Besicorp Ltd., was a party to an Agreement and Plan of Merger dated November 23, 1998, as amended, (the "Plan of Merger") among Besicorp Group Inc., BGI Acquisition LLC ("Acquisition") and BGI Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of Acquisition. Pursuant to the Plan of Merger, Merger Sub was merged into Besicorp Group Inc., which then became a wholly owned subsidiary of Acquisition (the "Merger"). Because Acquisition did not want to acquire certain assets or assume certain liabilities of Besicorp Group Inc., it was a condition precedent to the Merger that Besicorp Group Inc., prior to the Merger, spin-off its photovoltaic and independent power development businesses (the "Distributed Businesses") to its shareholders. Therefore, Besicorp Group Inc. formed Besicorp Ltd. to assume the operations of the Distributed Businesses by having Besicorp Group Inc. assign to Besicorp Ltd. all of its assets relating to the Distributed Businesses and substantially all of Besicorp Group Inc.'s other assets (other than Besicorp Group Inc.'s cash, securities, the subsidiaries which held Besicorp Group Inc.'s interests in partnerships which owned or leased five cogeneration natural gas power plants (the "Retained Subsidiaries") and certain other assets (including in particular, other claims of and awards made to Besicorp Group Inc. in the aggregate stated amount of approximately $1 million)), and by having Besicorp Ltd. (the "Company") assume substantially all of Besicorp Group Inc.'s liabilities other than the following liabilities (collectively, the "Permitted Liabilities"): (i) the liabilities of Besicorp Group Inc. and any Retained Subsidiary (actual or accrued) for unpaid federal income taxes for Besicorp Group Inc.'s 1999 fiscal year based on the consolidated net income of Besicorp Group Inc. through the effective date of the Merger (i.e. March 22, 1999), (ii) the liabilities of Besicorp Group Inc. or its subsidiaries for New York State income taxes for the 1999 fiscal year, and (iii) certain intercompany liabilities. The Plan of Merger contemplated that prior to the consummation of the Merger Besicorp Group Inc. would effect this contribution of assets to the Company (and the assumption of these liabilities by the Company) and distribute all of Besicorp Ltd.'s stock to Oldco's shareholders. Therefore, following the contribution, which took place shortly prior to the Merger which was consummated on March 22, 1999, Besicorp Group Inc. distributed 100% of Besicorp Ltd.'s common stock (the "Distribution"), and Besicorp Ltd. became a separate, publicly held company.

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

B.    Business
Besicorp Ltd. specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment").

C.       Basic/Diluted Earnings per Common Share
Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement required companies with a complex capital structure to report both Basic Earnings per Share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. Loss per common share for the three months ended June 30, 1999 is based on the weighted average number of shares of 129,294 outstanding during that period. Loss per common share for the three months ended June 30, 1998 is computed based on 121,823 shares being issued as adjusted after the Distribution and Spin-Off. Since there were no potential Common Shares as of June 30, 1999 and March 31, 1999, Basic and Diluted Earnings per Share are the same for both fiscal years.

D. The results of operations for the three-month period ended June 30, 1999 is not necessarily indicative of the results to be expected for any other interim period or for the full year.

E.   Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at June 30, 1999 and March 31, 1999, consist of:

                             June 30, 1999            March 31, 1999
                             -------------           --------------
Assembly parts                 $380,820                  $263,761
Finished goods                1,302,297                   902,000
                             ------------             -------------
                             $1,683,117                $1,165,761
                              =========                 =========

F.  Deferred Costs
Deferred costs and reimbursable costs at June 30, 1999 and March 31, 1999 were as follows:

                                                   Internal Costs                Third
                                             Payroll        Expenses         Party Costs               Total

       Balance March 31, 1999                      $0                $0               $0                    $0
              Additions                        72,618             2,970          111,169               186,757
              Expensed                              0                 0                0                     0
              Reimbursements                        0                 0                0                     0
                                              _______           _______         ________              ________
       Balance June 30, 1999                  $72,618            $2,970         $111,169              $186,757
                                               ======            ======          =======               =======


In accordance with its existing policy, the Company is deferring all costs, as presented above, incurred with respect to the development of a recycled newsprint manufacturing plant and adjacent 475 megawatt natural gas-fired cogeneration power plant in Ulster County, New York (the "Kingston Project").

G.    Investments in Partnerships
Except for one partnership, which management anticipates will be liquidated around October 1, 1999, all partnerships, which owned or leased five cogeneration natural gas power plants, were liquidated during the three months ended June 30, 1999, and the applicable liquidating distributions of approximately $2,000,000 were received by the Company on June 1, 1999. The investment in partnerships of $1,999,905 at June 30, 1999 primarily represents
(a) approximately a maximum of $550,000 which management expects will be received by Besicorp Ltd. upon liquidation of the one unliquidated partnership and which may be reduced by certain expenses incurred by the partnership and (b) approximately $1.44 million (the "Liquidated Partnership Funds") held in cash escrow accounts which were established in connection with three liquidated partnerships. The Liquidated Partnership Funds, if any, are to be released to Besicorp Ltd. between June 2000 and May 2002 subject to the satisfaction of certain conditions, as to which no assurance can be given.

H.  Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the applicable agreement.

I.  Segments of Business
The Company specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment"). A summary of industry segment information for the three months ended June 30, 1999 and 1998 is as follows:

                                       Project               Product
June 30, 1999                          Segment               Segment            Eliminations              Total
-------------                          -------               -------            ------------              -----

Net revenues                           $50,487            $2,158,914                                      $2,209,401
Net income (loss)                     (869,694)             (350,557)                                     (1,220,251)
Identifiable assets                 18,901,734             3,412,340            $(12,314,388)              9,999,686
Capital expenditures                         0                11,315                                          11,315
Depreciation and amortization           21,809                23,815                                          45,624

June 30, 1998

Net revenues                           $43,246            $1,100,888                                      $1,144,134
Net income (loss)                     (349,079)             (469,708)                                       (818,787)
Identifiable assets                 16,662,928             2,613,350            $(13,509,386)              5,766,892
Capital expenditures                         0                     0                                               0
Depreciation and amortization           22,699                27,765                                          50,464

K.  Legal Proceedings
See Part II, Item 1 which is incorporated by reference.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
First Quarter Developments and Subsequent Events
On June 24, 1999, the Company announced that it had received from its Chairman of the Board and Chief Executive Officer, an offer to purchase the business and assets of the Company, subject to all of its liabilities, for an aggregate purchase price of $6.2 million in cash or approximately $45.46 per share (the "Transaction").

The offer further provides that the holders of the shares of the Company's Common Stock outstanding prior to the consummation of the proposed transaction would be entitled to participate on a pro-rata basis in the funds, if any, that may be released from the approximately $6.5 million escrow fund established in connection with the merger involving the Company's former parent, Besicorp Group Inc. As currently structured, the Company would be the beneficiary of any residual funds which remain in said escrow. Josephthal & Co., Inc. has been retained to, among other things, assist in evaluating the offer. No assurance can be given that such transaction or any other transaction will be consummated.

On July 15, 1999, the Company announced that Kellogg Brown & Root Inc. ("KBR") of Houston, Texas has been chosen to provide engineering and construction services to the Kingston Project. KBR will provide the preliminary design for the facilities and will support the environmental permitting process now underway. Also in connection with the Kingston Project, ENSR Corporation of Acton, Massachusetts has been retained to assist the project principals in applications for environmental permits and approvals required for plant construction. For more details on the Kingston Project, see the Company's Annual Report on Form 10-KSB for fiscal year ended March 31, 1999.

REVENUES
Consolidated
Consolidated revenues increased by $1,065,267, or 93%, to $2,209,401 during the three months ended June 30, 1999 as compared to $1,144,134 during the three months ended June 30, 1998.

Product Sales. Revenues from product sales during the three-month period ended June 30, 1999 increased by $1,137,279, or 115%, to $2,125,072 as compared to
$987,793 for the three months ended June 30, 1998. The increase for the period is due primarily to increased sales volume of photovoltaic products primarily as a result of increases to the sales and marketing support staff made primarily during the fourth quarter of Fiscal 1998 and to the general increase in demand for solar electric products associated with Year 2000 expectations. No assurance can be given that such revenue trend will continue.

Other Revenues. Other revenues derived from the Project and Product Segments decreased by $63,772, or 51%, for the three-month period ended June 30, 1999 to $60,929 from $124,701 for the same period last year. Other revenues are primarily comprised of contract revenue received from various sources, including the New York State Energy Research and Development Authority and Motorola, Inc. in accordance with funding agreements with the Company. Contract revenue may vary from quarter to quarter based upon the degree of completion of the various tasks outlined in the applicable agreements.

Interest and Other Investment Income. Interest and other investment income during the three months ended June 30, 1999 increased by $16,627, or 245%, to $23,400 compared to $6,773 for the three months ended June 30, 1998. The increase in the current period is due primarily to higher invested principal balances.

COSTS AND EXPENSES
Cost of Product Segment Sales
Cost of product sales for the three-month periods ended June 30, 1999 and 1998 was $1,850,827 and $947,831, respectively, or 87% and 96% of revenues attributable to product sales. The decrease in cost of sales percentage is due primarily to the overall increase in products sales which has resulted in increased coverage of fixed costs resulting in higher margins. Improved efficiencies in the manufacturing process also contributed to higher margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased by $225,456, or 17%, to $1,567,730 for the three-month period ended June 30, 1999 as compared to $1,342,274 for the three-month period ended June 30, 1998.

The increase in the current period is due primarily to increased professional fees of $125,814, increased marketing expenses of $45,241 in the Company's Product Segment, and expenses of $39,322 associated with the Company's lease agreement with Besicorp Group Inc.

Interest Expense
Interest expense for the three-month period ended June 30, 1999 decreased by $94,096, or 100%, to $287 compared to $94,383 for the three-month period ended June 30, 1998. The decrease in the current three-month period is due primarily to the Company's repayment of all its interest bearing debt during the second and third quarter of Fiscal 1999.

Provision (Credit) for Income Taxes
The provision for income taxes increased during the three months ended June 30, 1999 by $432,758, or 103%, to $10,758 compared to the credit for income taxes of $422,000 for the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carry forwards and other credits. The tax benefit associated with the operating loss for the current period was offset by a corresponding increase in valuation allowance.

Net Loss
The Company's net loss for the three months ended June 30, 1999 increased by $401,464, or 49%, to $1,220,251 from the net loss of $818,787 for the three months ended June 30, 1998. The factors contributing to the decrease in net loss are discussed above.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital increased by $577,833 from $3,923,003 at March 31, 1999, to $4,500,836 at June 30, 1999 primarily as a result of increases in cash and inventory partially offset by an increase in accounts payable and accrued expenses.

The Company does not have any short-term material capital commitments associated with the development of its power plant initiatives and projects other than the overhead and employee costs associated with monitoring such projects and the development of new projects and approximately $750,000 in connection with the Kingston Project. Management currently anticipates that of the sum to be expended in connection with the Kingston Project, $250,000 (the "Initial Commitment"), will be expended within the next month and the balance will be expended during the twelve months thereafter. Amounts paid through July 31, 1999 to third parties in connection with the Kingston Project have totaled approximately $149,000. The Company has cash of approximately $1.6 million as of August 13, 1999. Other than cash generated by the Company's photovoltaic activities, which is generally expended in these activities, and a liquidating distribution of approximately $100,000 to $300,000, which may be received from one partnership around October 1999, management anticipates no significant cash inflows in the near future. Given the Company's current net cash use rate of approximately $500,000 to $600,000 per month, the Company will have sufficient funds to continue operations for approximately two to three months from August 13, 1999. After the expiration of the applicable period, Besicorp Ltd. may, without additional funds or a significant reduction of its operating expenses, not be able to pay its obligations as they become due. This would materially and adversely effect Besicorp Ltd. and require it to curtail operations. As one means of reducing cash outflow, the Company has developed a salary deferment plan under which executive officers and certain key employees have begun to defer portions of their salary ranging in amounts from 15% to 67%. The deferral arrangements are for a one-year term and are resulting in a monthly cash savings of approximately $35,000 to $40,000. The Company is also evaluating the Transaction (see "First Quarter Developments and Subsequent Events"). As previously discussed Besicorp Ltd. has retained a financial advisor to render financial and other general advise, including an evaluation of the fairness of the Transaction from a financial point of view, and to assist the Company in responding to proposed alternative transactions, if any. No assurance can be given that the Transaction will be completed or that alternative transactions will be available. The Company has attempted but not developed any alternatives to its liquidity and capital reserve problems and no assurance can be given that any alternatives will be identified.

During the quarter ended June 30, 1999, cash of $1,124,003 was provided from operations primarily as a result of distributions from partnerships of $2,009,905, changes in other assets and liabilities which produced a positive cash flow of $267,774 and non-cash items of $66,575. These were partially offset by the net loss for the period of $1,220,251. The distributions received from partnerships during the quarter are non-recurring in nature and represent the Company's share of the proceeds of the sale of certain pollution control emission allowances and distributions made upon liquidation of certain partnerships.

The Company's investing activities used $11,315 during the quarter as a result of the acquisition of property, plant and equipment.

During the current quarter, the Company's financing activities resulted in a decrease in cash of $42,238, due to the repayment of borrowings.

The Company is currently seeking financing for the construction of a 30,000 sq. ft. facility at the site of the corporate headquarters in Kingston to house the solar electric product development and manufacturing operations. This facility, estimated to cost no less than $1.5 million would replace space currently occupied under a cancelable lease.

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

                           PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS
For a more extensive discussion of various legal proceedings in which the Company is involved, including the proceedings described below, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

                                       ***


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.)     Exhibits
         Exhibit 27.1        Financial Data Schedule period ended June 30, 1998
                 27.2        Financial Data Schedule period ended June 30, 1999
(b.)     Reports on Form 8-K

         On July 14, 1999, the Company filed a report on Form 8-K/A to amend the report on Form 8-K filed on March 22, 1999. The report contained the Combined Financial Statements and Exhibits of the Distributed Businesses of Besicorp Group Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Besicorp Ltd., Registrant

Date:  August 16, 1999                     /s/ Michael F. Zinn
       ---------------                     -------------------
                                               Michael F. Zinn
                                               President
                                               (principal executive officer)



Date:  August 16, 1999                    /s/ Michael J. Daley
       ---------------                    --------------------
                                              Michael J. Daley
                                              Chief Financial Officer
                                              (principal financial officer)



Date:  August 16, 1998                   /s/ James E. Curtin
       ---------------                   -------------------
                                             James E. Curtin
                                             Vice President and Controller
                                             (principal accounting officer)