Form 10QSB
period 1999-09-30
BESICORP LTD
filed 1999-11-19
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999        Commission file number 000-25209



                                  BESICORP LTD.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



         New York                                    14-1809375
 ------------------------------------------------------------------------------
 (State or other jurisdiction of                  (Internal Revenue Service
  incorporation or organization)                   Employer Identification No.)



                  1151 Flatbush Road, Kingston, New York 12401
 ------------------------------------------------------------------------------

               (Address of principal executive office) (Zip Code)


         Issuer's Telephone Number, including area code: (914) 336-7700


                                       N/A
  -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes __X__  No____

Common stock outstanding as of September 30, 1999                      136,382

Transitional Small Business Disclosure Format               Yes_____   No ___X_

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                 September 30,              March 31,
                                                                                     1999                     1999
                                                                                 ____________               _________
                        ASSETS

Current Assets:
    Cash and cash equivalents                                                  $   800,399               $ 1,824,139
    Trade accounts and notes receivable (less allowance
       for doubtful accounts of $28,906 as of September 30, 1999
          and $32,000 at March 31, 1999)                                         1,390,706                   988,589
    Due from affiliates                                                             66,470                   374,250
    Notes receivable:  (includes interest of $5,770 at
          September 30, 1999 and $4,057 at March 31, 1999)                          87,320                   107,951
    Inventories                                                                  1,818,608                 1,165,761
    Other current assets                                                           439,579                   465,566
                                                                                ----------                 ---------
          Total Current Assets                                                   4,603,082                 4,926,256
                                                                                ----------                 ---------

Property, Plant and Equipment:
    Land and improvements                                                          229,660                   229,660
    Buildings and improvements                                                   1,914,029                 1,914,029
    Machinery and equipment                                                        603,654                   726,958
    Furniture and fixtures                                                         237,424                   237,423
    Construction in progress                                                        23,369                         0
                                                                                ----------                 ---------
                                                                                 3,008,136                 3,108,070

          Less:  accumulated depreciation and amortization                      (1,438,589)               (1,520,385)
                                                                                -----------               ----------
          Net Property, Plant and Equipment                                      1,569,547                 1,587,685
                                                                                -----------               ----------
Other Assets:
    Patents and trademarks, less accumulated
       amortization of $2,940 at
          September 30, 1999 and $2,350, at March 31, 1999                          18,120                   12,530
    Investment in partnerships                                                   1,692,414                4,009,810
    Deferred costs                                                                 382,719                        0
    Other assets                                                                    74,554                   76,620
                                                                                ----------                ---------
          Total Other Assets                                                     2,167,807                4,098,960
                                                                                ----------               ----------
          TOTAL ASSETS                                                         $ 8,340,436             $ 10,612,901
                                                                                ==========               ==========

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                            September 30,              March 31,
                                                                                 1999                     1999
                                                                            ------------               --------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                      $ 1,002,200          $  763,531
    Current portion of long-term debt                                               42,000              20,000
    Current portion of accrued reserve and warranty expense                         72,946             111,215
    Taxes other than income taxes                                                  105,885             103,207
    Income taxes payable                                                             8,149               5,300
                                                                                ----------           ---------
          Total Current Liabilities                                              1,231,180           1,003,253

Long-Term Accrued Reserve and Warranty Expense                                     190,606             174,462
Long-Term Debt                                                                      51,070             115,308
                                                                                ----------           ---------
          Total Liabilities                                                      1,472,856           1,293,023
                                                                                ----------           ---------


Shareholders' Equity:
    Common stock, $.01 par value:  authorized
       5,000,000 shares; issued 136,382
          at September 30, 1999 and 121,382 at March 31, 1999                        1,364              1,214
    Additional paid in capital                                                  10,135,677          9,490,827
    Unamortized deferred compensation                                             (587,308)                 0
    Retained earnings (deficit)                                                 (2,677,853)          (172,163)
                                                                                ----------          ----------
                                                                                 6,871,880          9,319,878
          Less: treasury stock at cost (100 shares and 0 shares,
              respectively)                                                         (4,300)                 0
                                                                                ----------          ----------
          Total Shareholders' Equity                                             6,867,580          9,319,878
                                                                                ----------          ----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 8,340,436        $10,612,901
                                                                                ==========         ==========


See accompanying notes to consolidated financial statements.

                                        3

                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended September 30,
                                                                      1999                      1998
Revenues:                                                            ---------------------------------

    Product sales                                               $    2,162,837            $     1,097,897
    Other revenues                                                     145,134                    129,386
    Interest and other investment income                                39,822                      6,431
                                                                     -----------                ---------
                 Total Revenues                                      2,347,793                  1,233,714

Costs and Expenses:
    Cost of product sales                                            1,846,388                  1,034,036
    Selling, general and administrative expenses                     1,708,453                  3,120,139
    Loss from partnerships                                              75,187                          0
    Interest expense                                                         0                      9,924
    Other expense                                                           28                      8,374
                                                                     ---------                  ---------
                 Total Costs and Expenses                            3,630,056                  4,172,473
                                                                     ---------                  ---------
Loss Before Income Taxes                                            (1,282,263)                (2,938,759)

Provision (Credit) for Income Taxes                                      3,176                   (993,300)
                                                                     ---------                 ----------
Net Loss                                                        $   (1,285,439)           $    (1,945,459)
                                                                     =========                  =========
Basic Loss per Share                                            $        (9.43)           $        (16.03)
Basic Weighted Average Number of Shares                              ==========                 =========
    Outstanding                                                        136,370                    121,382
                                                                     ==========                 =========

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Six months ended September 30,
                                                                     1999                      1998
                                                                     ------------------------------
Revenues:
    Product sales                                               $     4,287,909        $     2,085,690
    Other revenues                                                      206,063                278,954
    Interest and other investment income                                 63,222                 13,204
                                                                      ---------              ---------
                 Total Revenues                                       4,557,194              2,377,848
                                                                      ---------              ---------
Costs and Expenses:
    Cost of product sales                                             3,697,215              1,981,867
    Selling, general and administrative expenses                      3,276,183              4,462,413
    Loss from partnerships                                               75,187                      0
    Interest expense                                                        287                104,307
    Other expense                                                            78                  8,807
                                                                      ----------             ---------
                 Total Costs and Expenses                             7,048,950              6,557,394
                                                                      ----------             ---------
Loss Before Income Taxes                                             (2,491,756)            (4,179,546)

Provision (Credit) for Income Taxes                                      13,934             (1,415,300)
                                                                      ----------             ---------
Net Loss                                                         $   (2,505,690)       $    (2,764,246)
                                                                      =========              =========
Basic Loss per Share                                             $       (18.86)       $        (22.77)
Basic Weighted Average Number of Shares                               ==========             =========
    Outstanding                                                         132,851                121,382
                                                                      =========              =========

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                           Six months ended September 30,
                                                                           1999                     1998
                                                                           _____________________________
Operating Activities:
    Net loss                                                               $ (2,505,690)    $(2,764,246)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
       Amortization of discounts on notes                                          (833)         (1,098)
       Loss on investment in partnerships                                        75,187               0
       Stock compensation                                                        53,392               0
       Provision for uncollectibles                                              (3,094)         45,929
       Depreciation and amortization                                             73,274          81,091
       Changes in assets and liabilities:
          Accounts and notes receivable                                         156,331        (270,527)
          Inventories                                                          (652,847)       (297,645)
          Accounts payable and accrued expenses                                 238,669        (140,869)
          Taxes payable/refundable                                                5,527          12,519
          Other assets and liabilities, net                                    (401,451)      1,546,647
                                                                              ---------       ---------

    Net cash used by operating activities                                    (2,961,535)     (1,788,199)
                                                                              ---------       ---------
Financing Activities:
    Repayment of borrowings                                                     (42,238)     (3,049,076)
    Net transactions with Besicorp Group Inc.                                         0       4,862,765
                                                                              ---------       ---------

    Net cash provided (used) by financing activities                            (42,238)      1,813,689
                                                                              ---------       ---------
Investing Activities:
    Distribution from partnerships                                            2,034,579               0
    Acquisition of property, plant
       and equipment                                                            (54,546)        (70,637)
                                                                              ---------        ---------
    Net cash provided (used) by investing activities                          1,980,033         (70,637)
                                                                              ---------        ---------
Decrease in Cash and Cash Equivalents                                        (1,023,740)        (45,147)
Cash and Cash Equivalents - Beginning                                         1,824,139         104,428
                                                                              ---------        ---------
Cash and Cash Equivalents - Ending                                       $      800,399     $    59,281
                                                                              =========        =========
Supplemental Cash Flow Information:
    Interest paid                                                        $          287     $   161,955
    Income taxes paid                                                             6,456               0

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.
The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Besicorp Ltd. (together with its subsidiaries, the "Company") as of September 30, 1999, and March 31, 1999; the results of operations for the three- and six-month periods ended September 30, 1999 and 1998; and the statement of cash flows for the corresponding six-month periods.

The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB, as amended, filed by the Company for the year ended March 31, 1999.

Besicorp Group Inc. (Oldco), the former parent of Besicorp Ltd., was a party to an Agreement and Plan of Merger dated November 23, 1998, as amended, (the "Plan of Merger") among Besicorp Group Inc., BGI Acquisition LLC ("Acquisition") and BGI Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of Acquisition. Pursuant to the Plan of Merger, Merger Sub was merged into Besicorp Group Inc., which then became a wholly owned subsidiary of Acquisition (the "Merger"). Because Acquisition did not want to acquire certain assets or assume certain liabilities of Besicorp Group Inc., it was a condition precedent to the Merger that Besicorp Group Inc., prior to the Merger, spin-off its photovoltaic and independent power development businesses (the "Distributed Businesses") to its shareholders. Therefore, Besicorp Group Inc. formed Besicorp Ltd. to assume the operations of the Distributed Businesses by having Besicorp Group Inc. assign to Besicorp Ltd. all of its assets relating to the Distributed Businesses and substantially all of Besicorp Group Inc.'s other assets (other than Besicorp Group Inc.'s cash, securities, the subsidiaries which held Besicorp Group Inc.'s interests in partnerships which owned or leased five cogeneration natural gas power plants (the "Retained Subsidiaries") and certain other assets (including in particular, other claims of and awards made to Besicorp Group Inc. in the aggregate stated amount of approximately $1 million)), and by having Besicorp Ltd. (the "Company") assume substantially all of Besicorp Group Inc.'s liabilities other than the following liabilities (collectively, the "Permitted Liabilities"): (i) the liabilities of Besicorp Group Inc. and any Retained Subsidiary (actual or accrued) for unpaid federal income taxes for Besicorp Group Inc.'s 1999 fiscal year based on the consolidated net income of Besicorp Group Inc. through the effective date of the Merger (i.e. March 22, 1999), (ii) the liabilities of Besicorp Group Inc. or its subsidiaries for New York State income taxes for the 1999 fiscal year, and (iii) certain intercompany liabilities. The Plan of Merger contemplated that prior to the consummation of the Merger Besicorp Group Inc. would effect this contribution of assets to the Company (and the assumption of these liabilities by the Company) and distribute all of Besicorp Ltd.'s stock to Oldco's shareholders. Therefore, following the contribution, which took place shortly prior to the Merger which was consummated on March 22, 1999, Besicorp Group Inc. distributed 100% of Besicorp Ltd.'s common stock (the "Distribution"), and Besicorp Ltd. became a separate, publicly held company.

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

C. Basic/Diluted Earnings per Common Share
Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement required companies with a complex capital structure to report both Basic Earnings per Share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. Loss per common share for the three- and six-month periods ended September 30, 1999 is based on the weighted average number of shares of 136,370 and 132,851 outstanding during those respective periods. Loss per common share for the three- and six-month periods ended September 30, 1998 is computed based on 121,382 shares being issued as adjusted after the Distribution and Spin-Off. Since there were no potential Common Shares as of September 30, 1999 and September 30, 1998, Basic and Diluted Earnings per Share are the same for both fiscal years.

D. The results of operations for the three- and six-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

E.   Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at September 30, 1999 and March 31, 1999, consist of:

                     September 30, 1999   March 31, 1999
                     __________________   ______________

Assembly parts        $  411,472             $  263,761
Finished goods         1,407,136                902,000
                       ---------              ---------
                      $1,818,608             $1,165,761
                       =========              =========

F.  Deferred Costs
Deferred costs and reimbursable costs at September 30, 1999 and March 31, 1999 were as follows:


                                                   Internal Costs             Third
                                             Payroll        Expenses         Party Costs               Total
                                             -------        --------         -----------               -----
       Balance March 31, 1999                     $0              $0                $0                    $0
              Additions                      160,907          13,041           208,771               382,719
              Expensed                             0               0                 0                     0
              Reimbursements                       0               0                 0                     0
                                            --------         -------           -------               -------
       Balance September 30, 1999           $160,907         $13,041          $208,771              $382,719
                                            ========         =======           =======               =======


In accordance with its existing policy, the Company is deferring all costs, as presented above, incurred with respect to the development of a recycled newsprint manufacturing plant and adjacent 475 megawatt natural gas-fired cogeneration power plant in Ulster County, New York (the "Kingston Project").

G.    Investments in Partnerships
Except for one partnership, which management anticipates will be liquidated around December 1, 1999, all partnerships, which owned or leased five cogeneration natural gas power plants, were liquidated during the three months ended June 30, 1999, and the applicable liquidating distributions of approximately $2,000,000 were received by the Company on June 1, 1999. The investment in partnerships of $1,692,414 at September 30, 1999 primarily represents (a) approximately $250,000 which management expects will be received by Besicorp Ltd. upon liquidation of the one unliquidated partnership and which may be increased or reduced depending upon the level of expenses incurred by the partnership and (b) approximately $1.46 million (the "Liquidated Partnership Funds") held in cash escrow accounts which were established in connection with three liquidated partnerships. The Liquidated Partnership Funds are to be released, if any, to Besicorp Ltd. between June 2000 and May 2002 subject to the satisfaction of certain conditions, as to which no assurance can be given.

H.  Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the applicable agreement.

I.  Segments of Business
The Company specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment"). Segments are reported based on the subsidiaries involved with the activity of the segment, with no intersegment revenues and expenses. A summary of industry segment information for the six months ended September 30, 1999 and 1998 is as follows:


                                                 Project               Product
September 30, 1999                               Segment               Segment                 Eliminations           Total
------------------                               -------               -------                 ------------           -----

Net revenues                                     $  107,213          $4,449,981                                     $4,557,194
Loss before taxes                                (1,900,436)           (591,320)                         0          (2,491,756)
Income tax provision (credit)                        12,193               1,741                                         13,934
Net income (loss)                                (1,912,629)           (593,061)                                    (2,505,690)
Identifiable assets                              18,970,736           2,196,060               $(12,826,360)          8,340,436
Investment in partnerships                        1,692,414                   0                          0           1,692,414
Capital expenditures                                 17,729              36,817                                         54,546
Depreciation and amortization                        57,916              15,358                                         73,274

September 30, 1998

Net revenues                                     $   87,935          $2,289,913
                                                                                                         0         $2,377,848
Loss before taxes                                (3,275,002)           (904,544)                                   (4,179,546)
Income tax provision                             (1,417,067)              1,767                                    (1,415,300)
Net income (loss)                                (1,857,835)           (906,411)                                   (2,764,246)
Identifiable assets                              17,130,957           2,213,466             $(15,193,811)           4,150,612
Investment in partnerships                                0                   0                         0                   0
Capital expenditures                                 35,508              35,129                                        70,637
Depreciation and amortization                        64,064              16,977                                        81,091



K.  Legal Proceedings
See Part II, Item 1 which is incorporated by reference.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Developments and Subsequent Events
On October 11, 1999, the Company announced that it had entered into an agreement and plan of merger (the "Agreement") with Besicorp Holdings, Ltd. (the "Parent") and Besi Acquisition Corp., a wholly-owned subsidiary of Parent. The Agreement is generally structured as a cash merger whereby Besi Acquisition Corp. will be merged into Besicorp Ltd., which will then be wholly-owned by Besicorp Holdings, Ltd. Michael F. Zinn, the President and CEO of Besicorp Ltd., controls Besicorp Holdings, Ltd.

Generally, pursuant to the terms of the Agreement, shareholders of the Company (other than shares of Company common stock owned by the Parent) will receive approximately $58.83 in cash for each share of stock that they own plus the right to receive additional cash distributions, if any, during the next several years in the event the surviving corporation receives certain funds. No assurance can be given that any such funds will be received.

Consummation of the merger is subject to the satisfaction of a number of conditions, including approval by the Company's shareholders. No assurance can be given that the merger will be consummated.

On July 15, 1999, the Company announced that Kellogg Brown & Root Inc. ("KBR") of Houston, Texas has been chosen to provide engineering and construction services to the Kingston Project. The Kingston Project involves the construction of a 100 percent recycled newsprint paper manufacturing facility and an integrated 475 MW combined-cycle cogeneration facility to supply steam and electricity to the paper facility and electricity to the deregulated power market. KBR is to provide the preliminary design for the facilities and support the environmental permitting process relating to the project. ENSR Corporation of Acton, Massachusetts has been retained to assist the Kingston Project principals in applying for the environmental permits and approvals required for the project.

On October 18, 1999, the Company announced the engagement of PricewaterhouseCoopers Securities LLC to provide project financing and related financial services for the Kingston Project. PricewaterhouseCoopers Securities LLC is to provide financial advisory services for the project, including placement of debt, equity or equity-related securities with institutional or strategic investors necessary to bring the project to financial closing.

REVENUES
Consolidated
Consolidated revenues increased by $1,114,079, or 90%, to $2,347,793 during the three months ended September 30, 1999 as compared to $1,233,714 during the three months ended September 30, 1998. Consolidated revenues for the six months ended September 30, 1998 increased by $2,179,346, or 92%, to $4,557,194, as compared to $2,377,848 during the six months ended September 30, 1998.

Product Sales. Revenues from product sales during the three-month period ended September 30, 1999 increased by $1,064,940, or 97%, to $2,162,837 as compared to $1,097,897 for the three months ended September 30, 1998. During the six-month period ended September 30, 1999, revenues increased by $2,202,219 to $4,287,909, as compared to $2,085,690 for the six months ended September 30, 1998. The increase for both periods is due primarily to increased sales volume of photovoltaic products primarily as a result of increases to the sales and marketing support staff made primarily during the fourth quarter of Fiscal 1998 and to the general increase in demand for solar electric products associated with Year 2000 expectations. No assurance can be given that the Company will be able to maintain such revenue levels or that revenues will not decrease.

Other Revenues. Other revenues are primarily comprised of contract revenue received from various sources, including the New York State Energy Research and Development Authority and Motorola, Inc. in accordance with funding agreements with the Company. Other revenues increased by $15,748, or 12%, for the three-month period ended September 30, 1999 and decreased by $72,891, or 26%, for the six-month period ended September 30, 1999 versus the same periods last year. Contract revenue may vary from quarter to quarter based upon the degree of completion of the various tasks outlined in the applicable agreements.

Interest and Other Investment Income. Interest and other investment income during the three months ended September 30, 1999 increased by $33,391 to $39,822 compared to $6,431 for the three months ended September 30, 1998. Interest and other investment income during the six months ended September 30, 1999 increased by $50,008 to $63,222 compared to $13,204 for the six months ended September 30, 1998. The increases in both the current periods are due primarily to higher invested principal balances and to interest earned on the Liquidated Partnership Funds (see Note G, Investments in Partnerships, of the Notes to the Unaudited Consolidated Financial Statements included herein).

COSTS AND EXPENSES
Cost of Product Segment Sales
Cost of product sales for the three-month periods ended September 30, 1999 and 1998 were $1,846,388 and $1,034,036, respectively, or 85% and 94% of revenues attributable to product sales. During the six-month periods ended September 30, 1999 and 1998, cost of product sales was $3,697,215 and $1,981,867, respectively, or 86% and 95% of revenues attributable to product sales. The decrease in cost of sales percentage in both periods is due primarily to the overall increase in product sales which has resulted in increased coverage of fixed costs resulting in higher margins and to a lesser extent, to improved efficiencies in the manufacturing process also contributed to higher margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") decreased by $1,411,686, or 45%, to $1,708,453 for the three-month period ended September 30, 1999 as compared to $3,120,139 for the three-month period ended September 30, 1998. During the six-month period ended September 30, 1999, SG&A decreased by $1,186,230 or 27% to $3,276,183, as compared to $4,462,413 for the six-month period ended September 30, 1998.

SG&A for the three and six months ended September 30, 1999, decreased from the corresponding periods in the prior year primarily because the results for the prior year include the write-off, during the second quarter of Fiscal 1999, of project costs previously deferred of $1,402,085. These costs were written off due to the uncertain political and economic conditions in the countries where the projects are located. Management determined, in accordance with its accounting policy, that due to the uncertain development of the projects, the carrying amounts may be impaired. For the six-month period ended September 30, 1999, this decrease was partially offset by increased marketing expense of $148,300 in the Company's Product Segment, increased professional fees of $126,264 and increased equipment rental expense of $54,545 associated with the Company's lease agreement with Besicorp Group Inc.

Loss from Partnerships
Loss from partnerships for the three- and six-month periods ended September 30, 1999 increased to $75,187 from $0 for the comparable prior periods. The loss is comprised primarily of adjustments made to reflect the expected realizable value of the one unliquidated partnership investment, partially offset by income recognized in connection with certain agreements with Niagara Mohawk Power Corporation, the cash for which was received on November 10, 1999.

Interest Expense
Interest expense for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998 decreased by $9,924 to $0. Interest expense for the six-month period ended September 30, 1999 decreased by $104,020 to $287 compared to $104,307 for the six-month period ended September 30, 1998. The decrease in both the three- and six-month periods is due primarily to the Company's repayment of all its interest bearing debt during the second and third quarter of Fiscal 1999.

Provision for Income Taxes
The provision for income taxes increased during the three months ended September 30, 1999 by $996,476, or 100%, to $3,176 compared to the credit for income taxes of $993,300 for the same period last year. During the six-month period ended September 30, 1999, the provision for income taxes increased by $1,429,234 to $13,934 compared to the credit for income taxes of $1,415,300 for the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carry forwards and other credits. The tax benefit associated with the operating loss for the current period was offset by a corresponding increase in valuation allowance.

Net Loss
The Company's net loss for the three months ended September 30, 1999 decreased by $660,020, or 34%, to $1,285,439 from the net loss of $1,945,459 for the three months ended September 30, 1998. During the six-month period ended September 30, 1999, the Company's net loss decreased by $258,556, or 9%, to $2,505,690 from the net loss of $2,764,246 for the six months ended September 30, 1998. The factors contributing to the decrease in net loss are discussed above.

LIQUIDITY AND CAPITAL RESOURCES
The Company does not have any short-term material capital commitments other than the construction of the SunWize Facility (as defined), overhead and employee costs associated with monitoring its power plant initiatives and projects and the development of new projects and approximately $750,000 in third party costs (of which approximately $238,000 has been expended through September 30, 1999) in connection with the Kingston Project. The balance of the commitment will be expended during the next nine to twelve months. Other than cash generated by the Company's photovoltaic activities, which is generally expended in these activities, and a liquidating distribution of approximately $250,000, which management assumes will be received from one partnership around December 1999, management anticipates no significant cash inflows in the near future. Given the Company's current net cash use rate of approximately $500,000 to $600,000 per month, management estimates that the Company has sufficient funds to continue operations only until mid-December 1999. After such time, Besicorp Ltd. may, without additional funds, not be able to pay its obligations as they become due. The following action has been taken to address the Company's cash flow and liquidity problems (though these actions may be insufficient to correct these problems):

(i) Pursuant to the Agreement, the Parent agreed to lend the Company such amounts as the Company reasonably requests in order to satisfy its obligations with respect to certain operating expenses of the Company and its subsidiaries; provided however, that Parent is not required to make loans within a thirty day period in excess of $350,000, loans with a cumulative amount in excess of $1,050,000, or under certain other circumstances relating to the status of the proposed merger.

(ii) The Company implemented, as of July 5, 1999, a salary deferment plan under which executive officers and certain key employees have been deferring portions of their salary ranging in amounts from 15% to 67%. Effective October 10, 1999 the Chief Executive Officer increased his deferment to 100%. The deferral arrangements are for a one-year term and are resulting in a monthly cash savings of approximately $45,000 to $50,000.

Other than the consummation of the Agreement, the loans to be made by the Parent and the salary deferment program, the Company has not developed any other acceptable alternatives to its liquidity and capital resource problems.

The Company's working capital decreased by $551,101 from $3,923,003 at March 31, 1999, to $3,371,902 at September 30, 1999 primarily as a result of a decrease in cash, an increase in accounts payable and accrued expenses partially offset by increases in inventory and accounts receivable. At November 12, 1999, the Company had approximately $580,000 in cash.

During the six months ended September 30, 1999, cash of $2,961,535 was used in operations primarily as a result of the net loss for the period of $2,505,690 and net changes in other assets and liabilities which produced a negative cash flow of $653,771. These were partially offset by non-cash items of $197,926.

The Company's investing activities provided cash of $1,980,033 during the six-month period ended September 30, 1999 primarily as a result of distributions from partnerships of $2,034,579, partially offset by the acquisition of property, plant and equipment of $54,546. The distributions received from partnerships are non-recurring in nature and primarily represent the Company's share of the proceeds from the sale of certain pollution control emission allowances and distributions made upon liquidation of certain partnerships.

For the six months ended September 30, 1999, the Company's financing activities resulted in a decrease in cash of $42,238, due to the repayment of borrowings.

The Company is currently arranging, through an industrial development agency bond, financing for the construction of a 30,000 sq. ft. facility at the site of the corporate headquarters in Kingston to house the solar electric product development and manufacturing operations ("SunWize"). This facility is estimated to cost approximately $2.0 million and would replace space currently occupied under a lease whose term expires May 31, 2000. The bond that will fund construction of the facility will be secured by a letter of credit to be issued by HSBC Bank USA. The letter of credit will be secured by the building and the interest of SunWize in the real property upon which the building will sit.

The Company has no significant capital commitments for Fiscal 2000 other than those which may arise in the ordinary course of business and the Kingston Project.

Year 2000
The disclosure set forth below includes actions taken by Oldco (including actions taken by Oldco=s Year 2000 Management Committee) with respect to Year 2000 issues.

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

With respect to the IT Systems, the Company completed its evaluation of its hardware, software and other IT Systems and has migrated from a 486 PC environment to an Intel Pentium environment. All workstations and software have been replaced as necessary to assure Y2K compliance. All key vendors have supplied written documentation of their Y2K compliance. The Company expects to test systems through January 2000.

With respect to the Non-IT Systems, the Company relies on outside providers for its basic needs such as electricity, telephone service and other utilities. As part of its evaluation of its Non-IT Systems, the Year 2000 Management Committee generally contacted the utilities and other providers through written correspondence.
All Non-IT systems indicate that they are compliant.

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

The Company does not intend to develop a contingency plan. Based on the Company's research, evaluation, and actions in preparation for Year 2000, at present, the Company has no reason to believe it will not be able to obtain all necessary products and services from present vendors and suppliers. In the unlikely event that replacement vendors and suppliers are required, a situation that our current vendors and suppliers do not believe will occur, the Company believes such replacements can be made with little difficulty. Further, the Company does not rely solely on its IT systems in order to produce products it sells or to develop project opportunities. Many functions are done by hand or via in person communication. Transitioning to manual accounting can be accommodated in the event of an unexpected Year 2000 emergency.

Short of any third party disaster that the Company is unable to control and for which the Company cannot develop contingency plans, such as the failure of a utility providing power or telecommunications, the Company does not believe its business will be detrimentally impacted by potential Year 2000 problems. The most reasonably likely worst case Year 2000 scenario would be minor delays in production and distribution (and for a brief period higher costs) which could reduce revenues and income, and perhaps a reduction in sales.

Through October 1, 1999 the Company has spent $194,327 on Year 2000 compliance. Of this amount, $138,836 was spent during Fiscal 1999.

The Company does not expect additional expenditures for the balance of Fiscal 2000.

                           PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS
For a more extensive discussion of various legal proceedings in which the Company is involved, including the proceedings described below, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

On March 29, 1993 James Lichtenberg commenced a shareholder's derivative action now pending in New York Supreme Court, Ulster County, entitled Lichtenberg v. Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, et al. (the "Lichtenberg Litigation"). Oldco is named as nominal defendant in this shareholder's derivative action and the other defendants were directors and officers of Oldco at the time the action was filed. The complaint alleges that the directors breached their fiduciary duties to Oldco by, among other things, the issuance of stock to themselves in lieu of cash compensation, allegedly for inadequate consideration, and by the accounting treatment given to Oldco's interest in various partnerships which owned and operated cogeneration facilities, which allegedly depressed the price of Oldco's stock. The plaintiff is seeking an award of damages to Oldco, including punitive damages and interest, an accounting and the return of assets to Oldco, the appointment of independent members to the Oldco Board, the cancellation of shares allegedly improperly granted, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The Court dismissed this action based on the recommendation of the Oldco's Board's special litigation committee (comprised of independent outside directors of Oldco) that concluded that the continuation of such litigation was not in the best interests of Oldco. The plaintiff's appeal of this decision was dismissed in April 1999 by the Appellate Division, Third Department. The plaintiff's motion with the Appellate Division, Third Department seeking leave to appeal to the Court of Appeals has been denied. On August 17, 1999, plaintiff moved for leave to appeal directly to the Court of Appeals, which motion was denied in November 1999.

                                       ***

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.)     Exhibits

Exhibit           Exhibit
Number            -------
------

2.1 Form of Contribution and Distribution Agreement by and between Besicorp Ltd. (the "Company")and Besicorp Group Inc.("BGI").**

2.2 Agreement and Plan of Merger dated as of October 7, 1999 by and between the Company, Besicorp Holdings, Ltd., and Besi Acquisition Corp.***

3(i)              Certificate of Incorporation of the Company.*

3(ii)             By-Laws of the Company.*

10.1 Form of Indemnification Agreement by and among the Company, BGI Acquisition LLC ("LLC") and BGI Acquisition Corp. ("Acquisition")*

10.2 Form of Escrow Agreement by and among the Company, BGI, LLC and Acquisition.*

10.3              Form of Lease  by and between the Company and BGI.**

10.4              1999 Incentive Plan.**

27                Financial Data Schedule - 6 Months ended September 30, 1999

27.1              Financial Data Schedule - 6 Months ended September 30, 1998

*Incorporated by reference to the corresponding exhibit filed with the Form 10-SB of the Company filed on December 23, 1998.

**Incorporated by  reference  to the corresponding  exhibit  filed with  Post-
  Effective Amendment No. 2 to the Form 10-SB/A of the Company filed on March 22, 1999.

***Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on or about October 19, 1994.

(b.)     Reports on Form 8-K

         On or about October 19, 1999, the Company filed a report on Form 8-K announcing under "Item 5. Other Events" that it had entered into the Agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Besicorp Ltd., Registrant

Date:  November 18, 1999                    /s/ Michael F. Zinn
       -----------------                        -------------------
                                                Michael F. Zinn
                                                President
                                                (principal executive officer)


Date:  November 18, 1999                   /s/ James E. Curtin
       -----------------                       -------------------
                                               James E. Curtin
                                               Vice President and Controller
                                               (principal accounting officer)