Form 10KSB/A
period 1999-03-31
BESICORP LTD
filed 2000-01-24
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A/2

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 000-25209
                                  Besicorp Ltd.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           New York                                       14-1809375
   ---------------------------                    ----------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

1151 Flatbush Road
Kingston, New York                                      12401
---------------------------------------                --------
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

                           X  Yes                   No
                          ---                   ---

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

Item 1.           Description of Business.
                  ------------------------
         The information set forth below is, except to the extent otherwise expressly provided or as the context otherwise requires, current as of March 31, 1999. For information regarding Besicorp Ltd. ("Besicorp" or the "Company") activities subsequent to such date (including without limitation, information regarding the Amended and Restated Agreement and Plan of Merger entered into by the Company and entities controlled by Michael F. Zinn, the Chairman of the Board, Chief Executive officer and President of Company), please see the Company's filings with the Securities and Exchange Commission (the "Commission") subsequent to such date. Capitalized terms used without being defined herein shall have the meanings ascribed to such term by the Company's Annual Report on Form 10-KSB filed with the Commission on or about July 14, 1999 or the amendment thereto filed with the Commission on or about July 29, 1999, as the case may be.

Recent Developments
-------------------

         Michael F. Zinn, the Chairman of the Board, Chief Executive Officer and President of Besicorp, recently made an offer to purchase the business and assets of the Company, subject to all of its liabilities, for an aggregate purchase price of $6.2 million in cash or approximately $45.46 per share. The offer provides that the holders of the shares of the Company's Common Stock outstanding prior to the consummation of the proposed transaction would be entitled to participate on a pro-rata basis in the funds, if any, that may be released from the approximately $6.5 million escrow fund established in connection with the merger involving the Company's former parent, Besicorp Group Inc. See "Business - Potential Non-Recurring Funds". Josephthal & Co., Inc. ("Josephthal") has been retained to, among other things, assist in evaluating the offer. No assurance can be given that such transaction or any other transaction will be consummated. See "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

Background
----------

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

Photovoltaic Activities
-----------------------

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

Suppliers
---------

         The Company purchases solar electric modules and other photovoltaic supplies from several large manufacturers, of which Siemens Solar Industries ("Siemens") is the principal supplier. Besicorp has supply agreements with its two largest suppliers. Besicorp is not currently dependent on any suppliers for its power plant initiatives.

Sales and Distribution
----------------------

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

Prices for Products and Systems
-------------------------------

         The Company's products and systems range from complete photovoltaic systems that may cost as much as $50,000 to solar power supply products that range in price from $50 to $5,000 to pre-packaged solar electric power products that may cost as little as $50.

Customers and Backlog
---------------------

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

Competition
------------

         The Company competes with approximately ten businesses engaged in the distribution of photovoltaic products, of which four have a larger market share than the Company. The Company believes that the market for value-added solar electric products and systems is highly fragmented. The major competitive factors are product price, service, technical capability and delivery.


Power Development Activities
----------------------------

         The Company, in conjunction with one or more partners, develops independent power projects. The Company generally holds its ownership interests in the form of partnership interests, through special-purpose entities. Usually, financing for these entities is secured solely by their respective assets.

         In February 1999, the Company and Empire State Newsprint LLC ("Empire") entered into a memorandum of understanding (the "Empire Memorandum") to form a joint development partnership (a special purpose company (the SPC") in which each party would have an initial 50% interest to develop a newsprint recycling manufacturing plant ("Newsprint Facility") in Ulster County, New York and a 250-megawatt natural gas-fired cogeneration power plant ("Empire Power Facility") adjacent to the recycling plant which power plant would supply power to the recycling plant and would also supply power for sale to power marketers for resale into the recently deregulated power market (the "Kingston Project"). The Empire Memorandum contemplates, among other things, that (i) the Company will commit $750,000 (the "Commitment") to the project (in consideration for its 50% interest in the SPC) of which $250,000 is payable at the time of execution of the Empire Memorandum and the balance to be paid monthly thereafter (a "draw") or more often as conditions require, (ii) if Besicorp fails to fund a draw submitted by the SPC, it shall forfeit its rights to participate in the SPC as an equal partner and all Besicorp funding and billed time is to be converted to a development loan to be repaid at Financial Close (as defined below), (iii) at Financial Close, Besicorp and its partner shall retain for 25 years rights to the sales and marketing of the Empire Power Facility and the Newsprint Facility, respectively, (iv) the parties will structure the financing arrangements to maximize their development capital and internal cost reimbursement, (v) development funds realized at Financial Close will be shared pro rata between the parties according to the total development cost incurred by each party, and then in accordance with their percentage ownership of this project and (vi) the Company and Empire will enter into a definitive agreement delineating their rights and responsibilities. The Company has the funds for the Initial Commitment but has not specifically identified the manner in which it will fund the $500,000 balance of the Commitment. One possibility contemplated by management is that the $500,000 balance and the estimated $5 million to $7 million of total development costs required to bring the project to the point where it is able to obtain long term financing for the actual construction of the project ("Financial Close") would come in the form of advances of cash or services from, among other sources, vendors interested in participating in the construction of the project; such vendors generally would be repaid in whole or in part at Financial Close. Either party's interest in this project may be diluted if such party exchanges a portion of its interest in this project to obtain financing for the project. No assurance can be given that the parties will enter into a definitive agreement, that the Kingston Project will receive the necessary approvals from the requisite governmental authorities, including the New York State Department of Environmental Conservation and the New York State Public Service Commission, that financing for the Kingston Project (estimated to be approximately $650 million) will be obtained, that the Kingston Project will be completed, or, if it is completed, that the Kingston Project will prove profitable. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         At present, the Company has an interest in a development project (the "Krishnapatnam Project") to build a coal fired power plant near the village of Krishnapatnam located 120 miles north of Chennai (Madras) on India's eastern coast. BBI Power Inc. ("BBI"), the project company developing the power plant near Krishnapatnam, is 50% owned by the Company and 50% owned by Chesapeake Power Investments Co. ("Chesapeake"). The Company acquired its interest in the project in 1995 for nominal consideration and invested approximately $983,000 in this project, all of which investment was written off by Oldco. Besicorp does not anticipate increasing its investment in this project. However, it is anticipated that, due to the size of the project and the amount of debt and equity required to finance the project, the Company's ownership interest will be reduced substantially as the result of the participation of equity investors. Capital construction costs are currently estimated to be approximately $700 million. Approval of one or more agencies of the Indian and local governments is also required before the project can proceed. A power purchase agreement has been entered into with respect to this project though management believes that such agreement will have to be renegotiated. Management is attempting to obtain further information regarding the status of this project from Chesapeake but Chesapeake has not responded to such requests. The May 1998 nuclear tests conducted by India resulted in the imposition of economic sanctions by the United States, though such sanctions appear to have been waived by the United States through October 1999. The ability to obtain project financing may be adversely affected by these sanctions. Even if such sanctions are eliminated or the waiver thereof is extended indefinitely, no assurance can be given that the governmental approval will be granted, that financing will be obtained, that the project will be completed, or, if it is completed, that the project will prove profitable.

         The Company is always considering new power projects, both domestically and internationally, and with entities that have served as the Company's partners in past development projects and with entities that have never been partners of the Company in any of its projects. As of July 14, 1999, such possible initiatives are being discussed with several companies and the Company and prospective partners had entered into letters of intent with respect to trying to develop initiatives in Brazil and Mexico. The Company entered into a Master Project Agreement with MPR Associates Inc. which calls for equal sharing in development fees and ownership interest in all projects developed in Brazil by such parties. Two potential projects in Brazil have been identified (involving natural gas and bagasse fueled co-generation facilities)(bagasse is the waste product created by a sugar mill) though such projects are in the early stages of development (i.e., no power purchase agreements have been entered into or are currently being negotiated with respect to these projects). Besicorp is also in early stage marketing efforts in Mexico as it is in the process of identifying project opportunities in that country. No assurance can be given that any such letter of intent or the Master Project Agreement will result in the development of any projects, or that if any projects are developed, they will prove profitable.

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


Risks of International Operations
---------------------------------

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



Potential Non-Recurring Funds
-----------------------------

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

         A partnership in which the Company holds an interest agreed in 1996 to indemnify a third party for any tax liability associated with the third party's tax treatment of its receipt of certain funds from the partnership. In connection with this indemnification, the partnership, as required by the third party, placed an aggregate of $1,838,000 ($1,884,000 as of December 31, 1999, after giving effect to accrued interest) in escrow, of which the Company is entitled, based on its proportionate ownership interest in the partnership, to approximately $920,000 ($946,000 as of December 31, 1999, after giving effect to accrued interest). The partnership is entitled to the escrowed funds (to the extent not applied to satisfy this indemnification obligation) after the third party settles any audit of its 1995 and 1996 tax returns. As of December 31, 1999, there has been no indication that any audit will be required. The Company's proportionate interest in the cash in this escrow fund (i.e., $946,000 as of December 31, 1999, plus any accrued interest thereon) is to be released to the Company if no audit has been commenced by June 15, 2000.

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

         Oldco placed $6.5 million in an Escrow Fund prior to the consummation of the Merger. Amounts, if any, not needed to provide indemnification pursuant to the Indemnification Agreement or to make certain payments will be released to Besicorp after March 22, 2004 so long as certain conditions have been fulfilled.


Research and Development
------------------------

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


Intellectual Property
---------------------

         While Besicorp does own certain intellectual property rights (e.g., patents, trademarks and trade secrets), management does not believe that these rights are essential to Besicorp's current operations.


Government Regulation and Environmental Matters
-----------------------------------------------

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


Employees
---------

         As of March 31, 1999, Besicorp had approximately 75 full-time and three part-time employees. None of these employees are represented by a union. In the opinion of management, its relationship with its employees is satisfactory.

Item 3.           Legal Proceedings.
                  ------------------

                  Besicorp has,  pursuant to the  Contribution  Agreement  dated
March 22, 1999 (the "Contribution Agreement") by and among, Besicorp, Acquisition, Acquisition Corp. a wholly owned subsidiary of Acquisition, Merger Sub, and Oldco (Acquisition, Merger Sub and Oldco being collectively referred to herein the "Merger Parties") agreed to assume all liabilities of Oldco, other than certain specified liabilities (relating to certain taxes, intercompany liabilities and merger costs) which were retained by Oldco. The total amount of liabilities (other than contingent liabilities arising out of litigation involving Oldco or Besicorp, which liabilities, if any, management believes would be satisfied from the Escrow Fund (as defined below)) assumed by the Company pursuant to the Contribution Agreement was approximately $1 million. In addition, in connection with the Plan of Merger, Besicorp entered into an Indemnification Agreement dated March 22, 1999 (the "Indemnification Agreement") with Acquisition and Merger Sub whereby Besicorp agreed to indemnify the Merger Parties for damages relating to various matters including, breaches of the Merger Agreement and substantially all litigation of Oldco's that was pending at the time of the merger (the "Merger") contemplated by the Merger Agreement. Contemporaneously with the closing of the Merger, Oldco deposited $6.5 million in escrow (the "Escrow Fund") to fund the indemnification obligations arising out of the Indemnification Agreement. Therefore, management anticipates that Besicorp would not be required to make any payments pursuant to the Indemnification Agreement or to otherwise satisfy the liabilities assumed pursuant to the Contribution Agreement because the Escrow Fund would be used to satisfy such obligations. Notwithstanding the foregoing, Besicorp has, pursuant to, among other things, the Indemnification Agreement agreed to indemnify the Merger Parties with respect to the matters identified below and may be liable for all damages, if any, in connection with such matters. Consequently, Besicorp may be liable for all damages, if any, and expenses in connection with the following matters to the extent such claims are not satisfied by the Escrow Fund.

                  On  March  5,  1999,  James   Lichtenberg  and  John  Bansbach
commenced a class action in the United States District Court for the Southern District of New York, entitled James Lichtenberg and John

Bansbach v. Besicorp Group Inc., BGI Acquisition LLC, BGI Acquisition Corp. et al. (the "March Litigation"). The two named plaintiffs are the plaintiffs in the Bansbach Litigation (as defined) and the Lichtenberg Litigation (as defined). The term "Bansbach Litigation" means the shareholder derivative action in the New York Supreme Court, Ulster County, entitled John Bansbach v. Michael F. Zinn , Michael J. Daley, Gerald A. Habib, Harold Harris, Richard E. Rosen, and Besicorp Group Inc., Index No. 97-2573 and the term "Lichtenberg Litigation" means the shareholder derivative action brought in New York Supreme Court, Ulster County, entitled Lichtenberg v. Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, et al., Index No. 93-1987.

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

                  In August 1997, John Bansbach commenced the Bansbach Litigation. Oldco was named as a nominal defendant in this matter and the other named defendants either were officers and/or directors of Oldco at the time of the alleged acts or omissions for which relief is sought or became officers and/or directors of Oldco thereafter. The plaintiff sought to hold such persons liable to Oldco: (a) for all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding; (b) for all sums advanced to or on behalf of Michael Daley, who was subpoenaed for information in connection with this matter; (c) for all legal expenses, costs and fines incurred by Oldco itself in connection with the Proceeding; (d) for all harm to Oldco's reputation and goodwill resulting from the Proceeding; (e) for punitive damages; and (f) for plaintiff's attorneys' fees, costs and expenses. The trial court dismissed the action, stating that the plaintiff had failed to make the requisite pre-suit demand upon the Oldco Board and had failed to demonstrate that such a demand would be futile. The plaintiff appealed this decision. On February 4, 1999, the Appellate Division reversed the trial court's dismissal and reinstated the action finding that the bare allegations of the complaint sufficiently alleged that a pre-suit demand on the Oldco Board would have been futile. The parties are currently engaged in the discovery process.

                  On March 29, 1993 James Lichtenberg commenced the Lichtenberg Litigation. Oldco is named as nominal defendant in this shareholder's derivative action and the other defendants were directors and officers of Oldco at the time the action was filed. The complaint alleges that the directors breached their fiduciary duties to Oldco by, among other things, the issuance of stock to themselves in lieu of cash compensation, allegedly for inadequate consideration, and by the accounting treatment given to Oldco's interest in various partnerships which owned and operated cogeneration facilities, which allegedly depressed the price of Oldco's stock. The plaintiff is seeking an award of damages to Oldco, including punitive damages and interest, an accounting and the return of assets to Oldco, the appointment of independent members to the Oldco Board, the cancellation of shares allegedly improperly granted, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The Court dismissed this action based on the recommendation of the Oldco's Board's special litigation committee (comprised of independent outside directors of Oldco) that concluded that the continuation of such litigation was not in the best interests of Oldco. The plaintiff's appeal of this decision was dismissed in April 1999 by the Appellate Division, Third Department. The plaintiff's motion with the Appellate Division, Third Department seeking leave to appeal to the Court of Appeals was denied and a further motion in the New York Court of Appeals for leave to appeal the dismissal of the complaint to that Court was denied on or about November 18, 1999.

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

Item 6.           Management's Discussion and Analysis or Plan of Operation.
                  ---------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

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

                  Other Revenues. Other revenues are primarily comprised of contract revenue from the New York State Energy Research and Development Agency ("NYSERDA") and Motorola, Inc. in accordance with agreements they have with the Company. Other revenues for Fiscal 1999 increased by $59,876 (or 14%) to $486,030 from $426,154 for Fiscal 1998. Other revenues for Fiscal 1998 increased by $115,232 (or 37%) to $426,154 from $310,922 for Fiscal 1997. The increase in both periods was due to revenue received from NYSERDA, and for Fiscal 1999, from Motorola, Inc. in accordance with cost sharing and development agreements with these parties. See Note 11 of the Notes to the Consolidated Financial Statements of Besicorp Ltd.

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

                  The increase during Fiscal 1999 from Fiscal 1998 is primarily due to the $1,402,085 write-off of project costs previously deferred due to the uncertain nature of the development of the projects and due to the uncertain political and economic conditions in the countries where the projects are located (principally India and Brazil). The Company determined, in accordance with its existing policy that, due to the uncertain development of the projects, the carrying amounts may be impaired. This increase was offset by the decrease in SG&A associated with the discontinuance of the Company's solar thermal and heat transfer product lines and the reclassification of certain labor charges from SG&A to cost of product sales and a decrease in professional fees. See "Liquidity and Capital Resources" and "Business B Power Development Activities" for information regarding the status of the Company's power projects and initiatives.

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

INFLATION
---------

                  The Company's operations have not been, nor in the near term are expected to be, materially affected by inflation. However, if the Company develops business opportunities internationally, it may become subject to risks of inflation in the foreign countries in which it operates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  During the fiscal year ended March 31, 1999, the Company's working capital on a historical basis increased by $3,468,012 from $454,991 at March 31, 1998, to $3,923,003. The higher amount at March 31, 1999 is due primarily to cash of $1.75 million contributed to Besicorp Ltd. as a result of the spin off and to $314,000 of additional cash that was identified subsequent to the merger and not included in the calculation of the merger consideration (see Note 10 of Notes to the Consolidated Financial Statements of Besicorp Ltd.). The Company is currently seeking financing for the construction of a 30,000 sq. ft. facility at the site of the corporate headquarters in Kingston to house the solar electric product development and manufacturing operations. This facility, estimated to cost no less than approximately $1.5 million, would replace space currently occupied under a cancelable lease. No assurance can be given that such financing will be obtained. Other than funds required to fund the losses incurred by the Photovoltaic Activities and to construct this facility, the Company's Photovoltaic Activities do not require any short term material capital expenditures. The Company does not have any short-term material capital commitments associated with the development of its power plant initiatives and projects other than the overhead and employee costs associated with monitoring such projects and the development of new projects and approximately $1.7 million which management estimates will be expended in connection with the Kingston Project during Fiscal 2000. (The memorandum of understanding with respect to the Kingston Project contemplates that approximately $750,000 in third party costs (of which $250,000 (i.e., the Initial Commitment) is to be expended during the three months following July, 14, 1999) will be expended in Fiscal 2000 with respect to such project.) Through June 30,1999, payments to third parties in connection with the Kingston Project have totaled approximately $128,000 (see "Business - Power Development Activities"). Management has not specifically identified the manner in which it will fund its material capital commitments with respect to the Kingston Project, other than the Initial Commitment for which funds have been allocated. One possibility contemplated by management is that the $500,000 balance of the Commitment and the estimated $5 million to $7 million of total development costs required to bring the project to Financial Close would come in the form of advances of cash or services from, among other sources, vendors interested in participating in the construction of the project; such vendors generally would be repaid in whole or in part at Financial Close. No arrangements have yet been made to finance the estimated $650 million cost of constructing the Kingston Project, though management anticipates that it will have to surrender part of its interest in this project in connection with the financing process. After giving effect to the Initial Commitment and the receipt from certain partnerships in June 1999 of approximately $2 million representing the Company's share of the proceeds from the sale of certain pollution control emission allowances, as well as distributions made upon liquidation of certain partnerships, the Company has cash of approximately $2 million as of July 14, 1999.

                  Neither  of  the  Company's   businesses   currently  generate
positive cash flow. Other than a liquidating distribution of approximately $100,000 to $300,000, which may be received from one partnership in or about October 1999, management anticipates no significant cash inflows in the near future. Given the Company's net cash use rate of approximately $500,000 to $600,000 per month as of (July 14, 1999), the Company will have sufficient funds to continue operations for approximately three to four months from July 14,1999. Thereafter, the Company may not, without additional funds or a significant reduction of its operating expenses, be able to pay its obligations as they become due. This would materially and adversely effect Besicorp Ltd. and require it to curtail operations. As one means of reducing cash outflow, effective May 31,1999, the Company implemented a salary deferment plan under which executive officers and certain key employees will defer portions of their salary ranging in amounts from 15% to 67%. The deferral arrangements are
for  a  one-year  term  and  would result  in a monthly   cash   savings  of
approximately $35,000 to $40,000. The Company may also consider obtaining debt or equity financing to fund the Company's ongoing operations after mid-November 1999. However, management believes that debt financing will not be available because (a) it believes that lenders will not lend the Company money because of its financial condition and results of operations and (b) Michael Zinn has indicated that he will not guaranty any debt financing (and management believes that a condition precedent to the making of any third party loan would be Mr. Zinn's personal guaranty of such loan). Management also believes that raising equity capital would significantly dilute the equity of Besicorp's existing shareholders. The Company is also exploring a potential transaction in which a major shareholder would acquire all outstanding shares not already owned by him (the "Transaction") (see "Business - Recent Developments"). Besicorp Ltd. has retained a financial advisor to render financial and other general advice with respect to the Transaction, including an evaluation of the fairness of the Transaction from a financial point of view, and to assist the Company in responding to proposed alternative transactions, if any. No assurance can be given that the Transaction will be completed or that alternative transactions will be available. The Company has not identified any solutions (other than those described above) to its liquidity and capital resource problems described above and no assurance can be given that any alternative solutions will be identified.

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

YEAR 2000
---------

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

                  Through August 17, 1999, the Company has spent $193,681 on Year 2000 compliance. Of this amount, $138,836 was spent during Fiscal 1999.

                  The Company expects that its expenditures for Year 2000 related issues will not exceed $50,000 in Fiscal 2000.

Item 7.           Financial Statements.
                  ---------------------

                  The required financial statements begin at page F-1.


Item 10.          Certain Relationships and Related Transactions.
                  -----------------------------------------------

         Entities owned by Michael F. Zinn (collectively "Airport Enterprises") own and operate an airport where Besicorp's plane is maintained. Besicorp provides the administrative services required in connection with the operation of the airport and Airport Enterprises maintains Besicorp's plane and provides Besicorp with the use of the airport. Airport Enterprises owed Besicorp (as of March 31, 1999) and Oldco (as of March 31, 1998) $58,675 and $47,662,
respectively, net of airport usage and plane services (the "Services") performed by Airport Enterprises on behalf of Besicorp and Oldco. The cost of these Services were recorded for Fiscal 1999 and Fiscal 1998 as $59,925 and $31,939, respectively. These sums do not bear interest. There is no specified date for the repayment of such indebtedness as the Company, on an annual basis, offsets against the amount owed to it by Airport Enterprises, the amount it owes to Airport Enterprises. Mr. Zinn is the Chairman of the Board, President and Chief Executive Officer of Besicorp and served in an identical capacity at Oldco.

         Besicorp and Oldco, pursuant to applicable law and governing documents, advanced legal expenses and disbursements on behalf of certain officers and directors in connection with the Proceeding, the Lichtenberg Litigation and the Bansbach Litigation. As of March 31, 1999 and 1998, such advances on behalf of Michael F. Zinn in connection with the Proceeding were an aggregate of $338,517. Of such sum, Mr. Zinn agreed to reimburse Oldco $186,000, subject to a determination as to whether such reimbursement is required by the Business Corporation Law of the State of New York (the"BCL"), and as of December 31, 1998, had reimbursed Oldco $45,000. In January 1999, after the receipt of a report from independent legal counsel addressing the propriety under the BCL and Oldco's by-laws of indemnifying Mr. Zinn, a committee of Oldco's Board of Directors (composed of independent directors) determined that Mr. Zinn was entitled to full indemnification with respect to the Proceeding and (i) authorized the repayment to Mr. Zinn of the Fine and the refund of $45,000 he had previously reimbursed Oldco; (ii) acknowledged that Mr. Zinn had no further obligations with respect to the $141,000 Mr. Zinn had, subject to a determination as the propriety of indemnification, agreed to reimburse Oldco; and (iii) authorized the reimbursement of Mr. Zinn for the legal fees and expenses (approximately $39,180) incurred by third parties in connection with the Proceeding and which had been paid by him. All such reimbursements were made during the fourth quarter of Fiscal 1999 and any related receivables were written off and charged to expenses during that period. In addition, Oldco had advanced legal fees and disbursements of approximately $217,663 incurred in connection with such proceeding on behalf of certain directors, officers, and current and former employees and their spouses who were actual or potential witnesses in this matter.

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

                INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                                  BESICORP LTD.

Index to the Consolidated Financial Statements
         of Besicorp Ltd. ..................................................................................  19

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

                                  BESICORP LTD.


                                 By: /s/Michael F. Zinn
                                     ------------------
                                 Name:  Michael F. Zinn
                                 Title: Chairman of the Board,
                                        Chief Executive Officer and President
                                        (principal executive officer)
                                 Dated: January 24, 2000


                                 By: /s/Michael J. Daley
                                        ----------------
                                 Name:  Michael J. Daley
                                 Title: Executive Vice President
                                        and Director
                                        (principal financial officer)
                                 Dated: January 24, 2000


                                 By: /s/James E. Curtin
                                     ------------------
                                 Name: James E. Curtin
                                 Title:Vice President, Controller
                                       (principal accounting officer)
                                 Dated: January 24, 2000

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





                                         /s/ Citrin Cooperman & Company, LLP
                                             CITRIN COOPERMAN & COMPANY, LLP


June 16, 1999
New York, New York

                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET


                              ASSETS                                     March 31,              March 31,
                                                                            1999                  1998
                                                                         ---------              ----------

Current Assets:
   Cash                                                                 $1,824,139             $ 104,428
   Trade accounts receivable (less allowance for doubtful
      accounts of $32,000 at March 31, 1999 and
      $23,000 at March 31, 1998)                                           988,589                369,494
   Due from affiliates                                                     374,250                 47,662
   Current portion of long-term notes receivable:
      Others (includes interest of $4,057 at March 31, 1999
          and $8,316 at March 31, 1998)                                    107,951                102,054
   Inventories                                                           1,165,761                944,013
   Other current assets                                                    465,566                485,052
                                                                         ---------              ---------

      Total Current Assets                                               4,926,256              2,052,703
                                                                         ---------              ---------

Property, Plant and Equipment:
   Land and improvements                                                   229,660                237,160
   Buildings and improvements                                            1,914,029              1,906,952
   Machinery and equipment                                                 726,958                714,620
   Furniture and fixtures                                                  237,423                246,702
                                                                         ---------              ---------
                                                                         3,108,070              3,105,434

      Less:  accumulated depreciation and amortization                  (1,520,385)            (1,478,950)
                                                                         ---------              ---------
      Net Property, Plant and Equipment                                  1,587,685              1,626,484
                                                                         ---------              ---------
Other Assets:
   Patents and trademarks, less accumulated
      amortization of $2,350 at March 31, 1999
      and $1,691 at March 31, 1998                                          12,530                  7,823
   Long-term notes receivable:
      Affiliate - net of allowance of $555,376 at March 31, 1998                 -                      -
      Others - net of allowance of $1,944,624 at March 31, 1998                  -                129,886
   Deferred costs                                                                -              1,316,693
   Investment in partnerships                                            4,009,810                      -
   Other assets                                                             76,620                 95,063
                                                                         ---------              ---------
      Total Other Assets                                                 4,098,960              1,549,465
                                                                         ---------              ---------
      TOTAL ASSETS                                                    $ 10,612,901          $   5,228,652
                                                                        ==========              =========


See accompanying notes to consolidated financial statements.

                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         March 31,              March 31,
                                                                            1999                  1998
                                                                         ---------              ---------

Current Liabilities:
   Accounts payable and accrued expenses                               $   763,531             $1,234,920
   Current portion of long-term debt                                        20,000                109,208
   Current portion of accrued reserve and warranty expense                 111,215                152,891
   Taxes other than income taxes                                           103,207                100,693
   Income taxes payable                                                      5,300                      -
                                                                         ---------              ---------
      Total Current Liabilities                                          1,003,253              1,597,712


Long-Term Accrued Reserve and Warranty Expense                             174,462                152,402
Long-Term Debt                                                             115,308              3,768,233
                                                                         ---------              ---------
      Total Liabilities                                                  1,293,023              5,518,347
                                                                         ---------              ---------
Shareholders' Equity:
   Common stock, $.01 par value
      authorized 5,000,000 shares;
      issued and oustanding 121,382 shares                                   1,214                      -
   Additional paid-in capital                                            9,490,827                      -
   Besicorp Group Inc. investment                                                -               (289,695)
   Retained earnings (deficit)                                            (172,163)                     -
                                                                         ---------                --------
      Total Shareholders' Equity                                         9,319,878               (289,695)
                                                                         ---------                --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 10,612,901          $   5,228,652
                                                                        ==========              =========


See accompanying notes to consolidated financial statements.

                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                              Years Ended March 31,
                                                              1999           1998
                                                              ----           ----
Revenues:
   Product sales                                            $5,103,275     $3,838,351
   Other revenues                                              486,030        426,154
   Interest and other investment income                         20,412         35,482
   Other income                                                106,886        108,435
      Total Revenues                                         5,716,603      4,408,422

Costs and Expenses:
   Cost of product sales                                     4,839,016      3,932,301
   Selling, general and
      administrative expenses                                9,444,398      8,466,360
   Interest expense                                            134,110        481,651
   Other expense                                                11,018      2,519,114
      Total Costs and Expenses                              14,428,542     15,399,426

Loss Before Income Taxes                                    (8,711,939)   (10,991,004)

Credit for Income Taxes                                      2,897,200      3,767,000

Net Loss                                                  $ (5,814,739)   $(7,224,004)

Net loss per share                                        $     (47.90)   $    (59.51)



See accompanying notes to consolidated financial statements.

                           BESICORP LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Years Ended March 21, 1999 and 1998



                                                             Additional         Besicorp         Retained
                                       Common Stock            Paid In          Group Inc.       Earnings
                                  Shares          Amount       Capital          Investment       (Deficit)        Total
                                  ------          ------     ---------          ----------       ---------        -----
Balance April 1, 1997                            $              $             $ 2,221,758       $               $2,221,758

Net Loss                                                                       (7,224,004)                      (7,224,004)

Net transactions with
   Besicorp Group Inc.                                                          4,712,551                        4,712,551

Balance March 31, 1998                                                           (289,695)               0        (289,695)

Net loss to March 22, 1999                                                     (5,642,576)                      (5,642,576)

Net transactions with
   Besicorp Group Inc.                                                         15,424,312                       15,424,312

Distribution of Besicorp Ltd.
   stock by Besicorp Group Inc.     122,057        1,221      9,490,820        (9,492,041)                               0

Net loss March 23, 1999
   to March 31, 1999                                                                              (172,163)       (172,163)

Payment in lieu of issuance
   of shares                           (675)           (7)      (29,035)                                           (29,042)

Additional capital
   contibution                                                   29,042                                             29,042
                                    121,382     $  1,214    $ 9,490,827       $         0    $    (172,163)    $ 9,319,878



See accompanying notes to consolidated financial statements.

                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Years Ended March 31,
                                                                            1999                  1998
                                                                            ----                  ----

Operating Activities:
   Net loss                                                              $(5,814,739)         $(7,224,004)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Amortization of discounts on notes                                      (2,196)              (2,196)
      Provision for uncollectibles                                             9,000            2,483,654
      Realized and unrealized (gains)/losses                                   7,500                6,066
      Depreciation and amortization                                          165,307              243,793
      Changes in assets and liabilities:
         Accounts and notes receivable                                      (828,500)             326,916
         Inventories                                                        (221,748)             236,252
         Accounts payable and accrued expenses                              (471,389)            (510,223)
         Taxes payable                                                         7,814               (1,393)
         Other assets and liabilities, net                                 1,351,555              (94,844)
                                                                           ---------            ---------
   Net Cash Used
      By Operating Activities                                             (5,797,396)          (4,535,979)
                                                                           ---------            ---------
Financing Activities:
   Repayment of borrowings                                                (3,742,133)             (72,640)
   Net transactions with Besicorp Group Inc.                              11,392,588            4,712,551
                                                                          ----------            ---------
   Net Cash Provided
      By Financing Activities                                              7,650,455            4,639,911
                                                                          ----------            ---------
Investing Activities:
   Acquisition of property, plant and equipment                             (133,348)            (149,266)
   Net Cash Used By Investing                                             -----------            ---------
      Activities                                                            (133,348)            (149,266)
                                                                          -----------            ---------
Increase in Cash                                                           1,719,711               45,334
Cash Beginning                                                               104,428               59,094
                                                                          ----------              --------
Cash Ending                                                            $   1,824,139          $   104,428
Supplemental Cash Flow Information:                                       ==========              ========
   Interest paid                                                       $      94,689          $   445,601



See accompanying notes to consolidated financial statements.

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Basis of Presentation
---------------------
Besicorp Group Inc., the former parent of Besicorp Ltd., was a party to an Agreement and Plan of Merger dated November 23, 1998, as amended, (the "Plan of Merger") among Besicorp Group Inc., BGI Acquisition LLC ("Acquisition") and BGI Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of Acquisition. Pursuant to the Plan of Merger, Merger Sub was merged into Besicorp Group Inc. which then became a wholly owned subsidiary of Acquisition (the "Merger"). Because Acquisition did not want to acquire certain assets or assume certain liabilities of Besicorp Group Inc., it was a condition precedent to the Merger that Besicorp Group Inc., prior to the Merger, spin-off its photovoltaic and independent power development businesses (the "Distributed Businesses") to its shareholders. Therefore, Besicorp Group Inc. formed Besicorp Ltd. to assume the operations of the Distributed Businesses by having Besicorp Group Inc. assign to Besicorp Ltd. all of its assets relating to the Distributed Businesses and substantially all of Besicorp Group Inc.'s other assets (other than Besicorp Group Inc.'s cash, securities, the subsidiaries which held Besicorp Group Inc.'s interests in partnerships which owned or leased five cogeneration natural gas power plants (the "Retained Subsidiaries") and certain other assets (including in particular, other claims of and awards made to Besicorp Group Inc. in the aggregate stated amount of approximately $1 million)), and by having Besicorp Ltd. (the "Company") assume substantially all of Besicorp Group Inc.'s liabilities other than the following liabilities (collectively, the "Permitted Liabilities"): (i) the liabilities of Besicorp Group Inc. and any Retained Subsidiary (actual or accrued) for unpaid federal income taxes for Besicorp Group Inc.'s 1999 fiscal year based on the consolidated net income of Besicorp Group Inc. through the effective date of the Merger (i.e. March 22, 1999), (ii) the liabilities of Besicorp Group Inc. or its subsidiaries for New York State income taxes for the 1999 fiscal year, and (iii) certain intercompany liabilities. The Plan of Merger contemplated that prior to the consummation of the Merger Besicorp Group Inc. would effect this contribution of assets to the Company (and the assumption of these liabilities by the Company) and distribute all of Besicorp Ltd.'s stock to Oldco's shareholders. Therefore, following the contribution, which took place shortly prior to the Merger which was consummated on March 22, 1999, Besicorp Group Inc. distributed 100% of Besicorp Ltd.'s common stock (the "Distribution"), and Besicorp Ltd. became a separate, publicly held company.

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

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

Business
--------
Besicorp Ltd. specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment").

Basis of Consolidations
-----------------------
The consolidated financial statements include the accounts of Besicorp Ltd. and its wholly-owned subsidiaries. Investments in partnerships are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates
----------------
Management uses estimates in preparing the consolidated financial statements, in conformity with generally accepted accounting principles. Significant estimates include collectibility of accounts receivable, warranty costs, profitability on long-term contracts, as well as recoverability of long-term assets and residual values. The Company regularly assesses these estimates and, while actual results may differ from these estimates, management does not anticipate a material difference in its actual results versus estimates in the near term.

Inventories
-----------
Inventories are carried at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost. Depreciation on such assets is computed on a straight-line basis at rates adequate to allocate the cost over their expected useful lives as follows: (i) land improvements - 15 years, (ii) buildings and improvements - 20 years to 39 years; (iii) furniture and fixtures
- three years to 35 years; and (iv) machinery and equipment - three years to 35 years.

Patents and Trademarks
----------------------
Costs of patents ($14,395 at March 31, 1999 and $9,029 at March 31, 1998) are capitalized and amortized on a straight-line basis over the remaining useful life of the patent of up to 17 years. Trademark costs ($485 at March 31, 1999 and $485 at March 31, 1998) are capitalized and amortized on a straight-line basis over the estimated useful life of 35 years. During the year ended March 31, 1998, $690,467 of patent and trademark costs were written off upon the discontinuance of the related product lines as a result of management's decision to focus the Company's alternative energy business on photovoltaic products and systems. The write-off of these costs is reflected in selling, general and administrative expenses in that period.

Deferred Costs
--------------
Consists of engineering and legal fees, licenses and permits, site testing, bids and other charges, including salaries and employee expenses, incurred by the Company in developing projects. These costs are deferred until the date the project construction financing is arranged and then expensed against development fees received, or, in some cases, such costs are reimbursed periodically or at the time of closing. When in the opinion of management it is determined that a project will not be completed, the deferred costs are expensed.

Impairment of Long-Lived Assets
-------------------------------
The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


Basic/Diluted Earnings Per Common Share
----------------------------------------
Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement required companies with a complex capital structure to report both Basic Earnings per Share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. Loss per common share is computed based on 121,823 shares being issued after reduction for payment of fractional shares as adjusted after the Distribution and Spin-Off. Since there were no potential Common Shares as of March 31, 1999, Basic and Diluted Earnings per Share are the same for both fiscal years.

Product Warranties
------------------
Warranty expense for the Company's product sales is provided on the basis of management's estimate of the future costs to be incurred under product warranties presently in force. Adjustments to revenue or expense are reflected in the period in which revisions to such estimates are deemed appropriate.

Revenue Recognition
-------------------
Revenues on product sales are recognized at the time of shipment of goods. Other revenues, primarily cost reimbursement billings, are recognized when deemed payable under the applicable agreement.

Research and Development
------------------------
Research and development costs are expensed when incurred.

Statement of Cash Flows
-----------------------
For purposes of the consolidated statement of cash flows, the Company considers temporary investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents in any of the periods presented.

Concentration of Credit Risk
----------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash and investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and regions. During Fiscal 1999, no sales to a customer equaled or exceeded 10% of product sales. During the year ended March 31, 1998 ("Fiscal 1998"), one customer accounted for approximately 14% of product sales.

Goodwill
--------
The excess of the purchase price over the book value of a corporation acquired at March 31, 1993 of $557,898 was added to the basis of the land and buildings of such corporation based upon an independent appraisal of the property acquired and is being amortized on a straight-line basis over the asset lives of 31.5 years. The remaining book value at March 31, 1999 and 1998 was $458,489 and $475,057, respectively.

Income Taxes
------------
The Company's operations were included in the income tax returns filed by Besicorp Group Inc. through the distribution date. During such time, income tax expense (benefit) in the Company's consolidated financial statements was calculated as if the Company had filed separate income tax returns. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The tax benefits of tax operating loss carryforwards are recorded to the extent available, less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


NOTE 2 - INVENTORIES
         -----------

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
                                   =========                       =======

NOTE 3 - DEFERRED COSTS
         --------------

Deferred and reimbursable costs at March 31, 1999 and March 31, 1998 were as follows:

                                           Internal Costs                  Third
                                      Payroll          Expenses          Party Costs          Total
                                      -------          --------          -----------          -----

Balance March 31, 1997                $917,671         $267,947            $295,110         $1,480,728
         Additions                     259,335           34,706             388,238            682,279
         Expensed                     (634,631)         (85,142)            (64,335)          (784,108)
         Reimbursements                (58,825)               -              (3,381)           (62,206)
                                     -----------     ------------         -----------       ------------
Balance March 31, 1998                 483,550          217,511             615,632          1,316,693
         Additions                      75,504           11,851              43,716            131,071
         Expensed                     (513,375)        (229,362)           (659,348)        (1,402,085)
         Reimbursements                (45,679)               -                   -            (45,679)
                                     -----------     ------------         -----------       ------------
Balance March 31, 1999                      $0               $0                   $0                $0
                                     ===========     ===========          ===========       ============


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

NOTE 4 - NOTES RECEIVABLE
         ----------------
Long-term notes receivable consist of the following:

                                                                       March 31, 1999                March 31, 1998
                                                                       --------------                --------------
         Due from affiliate (net of allowance of
            $0 at March 31, 1999 and
            $555,376 at March 31, 1998 (a)                                     $0                            $0
                                                                          =======                       =======
         Due from others:
         - Greenhouse  (net of allowance of
                   $0 at March 31, 1999 and
                   $1,944,624 at March 31, 1998 (a)                            $0                            $0
         - 9% notes receivable due from limited
         partnerships, receivable in annual
         installments through December, 1999 (b)                          103,894                       223,623

         Less current portion - net of interest                          (103,894)                      (93,737)
                                                                          -------                       -------

                  TOTAL                                                        $0                      $129,886
                                                                          =======                       =======

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

(a) In connection with a project (the "Project"), the Company advanced an aggregate of $2,500,000 (see Note 7(d)) of which, at March 31, 1998, $1,944,624 and $555,376 was owed to the Company by, respectively, an affiliated partnership and an unrelated company ("Allegany"). During Fiscal 1998, Besicorp Group Inc. reserved the full amount of such loan due to its impairment and wrote off the combined loan during the third quarter of Fiscal 1999 because the Company relinquised its rights thereunder pursuant to the plan of reorganization approved by the United States Bankruptcy Court for the District of New Jersey (Case No.95-28703 (WT)) the related settlements agreements. The Company did not in Fiscal 1999 or Fiscal 1998 record any interest income with respect to such advances.

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

NOTE - 5 INVESTMENTS IN PARTNERSHIPS
         ---------------------------
The Company's interests in partnerships range from 35.715% to 50.2% and are accounted for under the equity method. The investment in partnerships of $4,009,810 at March 31, 1999 primarily represents the amounts paid by the Company of $2,310,549 which equaled the tax bases of the partnership interests of $2,310,549, which was contributed by Besicorp Group Inc. to the Company. In addition, included in the investment balance is a receivable of $1,721,175 which was also contributed to the Company by Besicorp Group Inc. and represents the funds due from certain revenues earned by the partnerships in March 1999. The partnerships are presently in liquidation. In June 1999, the Company received distributions from the partnerships of approximately $2,000,000. Also included in the investment balance are (a) approximately $550,000 which management expects will be received bythe Company, reduced by certain expenses to be incurred, upon liquidation of one partnership around October 1999 and (b) approximately $1.4 million (the "Liquidated Partnership Funds") held in cash escrow accounts which were established in connection with the liquidated partnerships. The Liquidated Partnership Funds, if any, may be released to the Company between June 2000 and May 2002 subject to the satisfaction of certain conditions, as to which no assurance can be given.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         -------------------------------------
Accounts payable and accrued expenses were comprised of the following:

                                       March 31, 1999           March 31, 1998
                                       --------------           --------------

         Trade accounts payable           $220,107                 $465,584
         Accrued interest expense                -                   39,421
         Accrued legal fees                      -                  308,281
         Accrued salaries                  144,871                  134,640
         Due to affiliate                        -                   56,624
         Deposits and other payables       398,553                  230,370
                                           -------                ---------
                                          $763,531               $1,234,920
                                           =======                =========

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


NOTE 7 - LONG-TERM DEBT
         --------------

Long-term debt consists of the following:                                  March 31, 1999          March 31, 1998
                                                                           --------------          --------------
         - Installment loans at 0% to 10.54% maturing through
         September 2000 (a)                                                    $0                      $75,639

         - Mortgage loan payable in monthly installments of
         $4,180 including interest at prime plus 1.5% through
         April 2007, when the unpaid balance was due (b)                        0                      315,455

         - Second mortgage payable in monthly installments
         of $1,771 plus interest at prime plus 1.5% through
         March 2002, when the unpaid balance was due (b, c)                     0                      288,646

         - Mortgage loan payable in monthly installments of $1,060 plus interest at prime plus 1.5% to March 1998
         and prime plus .5% thereafter through March 2001 (b, c)                0                       50,680

         - Obligation on SunWize asset acquisition (e)                    135,308                      147,021

         - Working capital loan (d)                                             0                    3,000,000
                                                                          ---------                  ---------

         Total                                                            135,308                    3,877,441

         Less:  Current maturities                                         20,000                      109,208
                                                                          ---------                  ----------

                                                                         $115,308                   $3,768,233
                                                                          =======                    =========


Long-term debt maturities at March 31, 1999, including current maturities, are as follows:

                                                        March 31, 1999
                                                        --------------

                           2000                            $20,000
                           2001                             20,000
                           2002                             20,000
                           2003                             20,000
                           2004                             20,000
                           Thereafter                       35,308
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

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

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

NOTE 8 - INCOME TAXES
         ------------
The credit for income taxes for the period through the Distribution represents the allocated benefits of the respective losses which Besicorp Group Inc. was able to use in filing its consolidated tax returns.

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

NOTE 10 - RELATED PARTIES
          ---------------

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

NOTE 11 - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          ------------------------------------------
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

NOTE 12 - LEGAL PROCEEDINGS
          -----------------
The Company is a party to numerous legal proceedings in the normal course of business and certain shareholder suits.

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES
          -----------------------------
Other than the equipment lease described below, at March 31, 1999, the Company has no significant minimum annual rental commitments under non-cancelable operating leases for equipment and office space. The Company has three leases for office and warehouse space. One lease calls for monthly rental of $575 for a period of 12 months ending April 1999 and subsequently extended for another year. The second lease calls for monthly rental of $410 per month for a period of 12 months ending January 2000. The third lease was for an initial period of six months, commencing on October 1, 1995 and ending on March 31, 1996. The term automatically renews for successive periods of six months each. Either party may terminate the lease at any time by giving the other party at least ninety days notice in writing. The annual rent from September 1, 1995 forward is $102,000, which will be adjusted in future periods based on the Consumer Price Index. Rent expense on all operating leases for Fiscal 1999 and 1998 was $176,964 and 155,197, respectively.

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

NOTE 14 - SEGMENTS OF BUSINESS
          --------------------

The Company specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment"). Segments are reported based on the subsidiary involved with the activity of that segment, with no intersegment revenues and expenses. Export product sales, principally to Europe and the Pacific Rim, for the years ended March 31, 1999 and 1998 were $153,543 and $299,293, respectively. A summary of industry segment information for Fiscal 1999 and 1998 is as follows:

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


For the Year Ended                      Project               Product
March 31, 1999                          Segment               Segment            Eliminations                 Total
--------------                          -------               -------            ------------                 -----

Net revenues                             $165,161            $5,551,442                                    $  5,716,603
Loss before taxes                       6,856,945             1,854,994                                       8,711,939
Income tax credit                       2,283,500               613,700                                       2,897,200
Net loss                                4,573,445             1,241,294                                       5,814,739
Identifiable assets                    18,315,811             2,635,574            $(10,338,484)             10,612,901
Investment in partnerships              4,009,810                     -                                       4,009,810
Capital expenditures                            -               133,348                                         133,348
Depreciation and amortization              84,466                80,841                                         165,307

For the Year Ended                      Project               Product
March 31, 1998                          Segment               Segment              Eliminations
--------------                          -------               -------              ------------
Total
-----

Net revenues                             $158,427            $4,249,995                                      $4,408,422
Loss before taxes                       8,435,438             2,578,566                                      10,991,004
Income tax credit                       2,868,000               899,000                                       3,767,000
Net loss                                5,544,438             1,679,566                                       7,224,004
Identifiable assets                    17,355,904             1,947,316            $(14,074,568)              5,228,652
Investment in partnerships                      -                    -                                                -
Capital expenditures                       39,478              109,788                                          149,266
Depreciation and amortization             152,662               91,131                                          243,793


NOTE 15 - GOING CONCERN
          -------------

The Company has suffered recurring losses from operations and has previously received (but will not in the future receive) substantial financial support from Besicorp Group Inc., which raises substantial doubt about the Company's ability to continue as a going concern without such support. The Company is exploring a potential transaction in which a major shareholder would acquire all outstanding shares not already owned by him (the "Transaction"). In this regard, the Company has retained a financial advisor to render financial and other general advice , including an evaluation of the fairness of the Transaction from a financial point of view, and to assist the Company in responding to proposed alternative transactions, if any. No assurance can be given that the Transaction will be completed or that alternative transactions will be available.

NOTE 16 - PRO FORMA FINANCIAL INFORMATION
          -------------------------------
The consolidated financial statements for the year ended March 31, 1999 include the results of operations and cash flows for the period April 1, 1998 through March 22, 1999, the date of Distribution, during which the Company was a part of Besicorp Group Inc. and the period March 23, 1999 through March 31, 1999 during which the Company was a stand alone entity. The results of operations are summarized as follows:

                                       April 1, 1998            March 23, 1998
                                          through                   through         Year Ended
                                       March 22, 1999           March 31, 1999      March 31, 1999
                                       --------------           --------------      --------------

Revenues                               $  5,512,576              $204,027            $ 5,716,603
Costs and expenses                       14,057,352               371,190             14,428,542
                                         ----------               -------             ----------
Loss before income taxes                (8,544,776)              (167,163)            (8,711,939)
Credit (provision) for income taxes      2,902,200                 (5,000)             2,897,200
                                         ----------               -------              ---------
Net loss                               $(5,642,576)             $(172,163)          $ (5,814,739)
                                         =========               ========              =========
Net loss per share                     $    (46.48)                $(1.42)              $(47.90)

