Form 10QSB/A
period 1999-06-30
BESICORP LTD
filed 2000-01-26
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  Form 10-QSB/A


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

                                                     Yes __X__         No_____

Common stock outstanding as of August 12, 1998                 136,382

Transitional Small Business Disclosure Format        Yes______         No __X___

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                              June 30,1999             March 31,1999
                                                                              ------------             -------------
                        ASSETS

Current Assets:
    Cash and cash equivalents                                                $2,894,589                $  1,824,139
    Trade accounts and notes receivable (less allowance
       for doubtful accounts of $32,000 as of June 30, 1999
          and March 31, 1999)                                                   963,075                     988,589
    Due from affiliates                                                          62,868                     374,250
    Notes receivable:  (includes interest of $8,122
    at
          June 30, 1999 and $4,057 at March 31,                                 111,448                     107,951
          1999)
    Inventories                                                               1,683,117                   1,165,761
    Other current                                                               438,766                     465,566
    assets                                                                    ---------                   ---------

          Total Current Assets                                                6,153,863                   4,926,256
                                                                              ---------                   ---------

Property, Plant and Equipment:
    Land and improvements                                                       229,660                     229,660
    Buildings and improvements                                                1,914,029                   1,914,029
    Machinery and equipment                                                     573,469                     726,958
    Furniture and fixtures                                                      237,423                     237,423
    Construction in progress                                                        526                           0
                                                                              ---------                   ---------
                                                                              2,955,107                   3,108,070

          Less:  accumulated depreciation and amortization                   (1,401,443)                 (1,520,385)
                                                                              ---------                   ---------
          Net Property, Plant and Equipment                                   1,553,664                   1,587,685
                                                                              ---------                   ---------
Other Assets:
    Patents and trademarks, less accumulated
       amortization of $2,638 at
          June 30, 1999 and $2,350, at March 31,                                 18,272                      12,530
          1999
    Investment in partnerships                                                1,999,905                   4,009,810
    Deferred costs                                                              186,757                           0
    Other assets                                                                 87,225                      76,620
                                                                              ---------                    --------
          Total Other Assets                                                  2,292,159                   4,098,960
                                                                              ---------                  ----------
          TOTAL ASSETS                                                     $  9,999,686            $     10,612,901
                                                                              =========                  ==========

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                              June 30,1999             March 31,1999
                                                                              ------------             -------------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                   $ 1,420,065                $  763,531
    Current portion of long-term debt                                            42,000                    20,000
    Current portion of accrued reserve and warranty expense                      87,009                   111,215
    Taxes other than income taxes                                                98,516                   103,207
    Income taxes payable                                                          5,437                     5,300
                                                                              ---------                 ---------
          Total Current Liabilities                                           1,653,027                 1,003,253

Long-Term Accrued Reserve and Warranty Expense                                  174,462                   174,462
Long-Term Debt                                                                   51,070                   115,308
                                                                              ---------                 ---------
          Total                                                               1,878,559                 1,293,023
          Liabilities                                                         ---------                 ---------



Shareholders' Equity:
    Common stock, $.01 par value:  authorized
       5,000,000 shares; issued and outstanding 136,382
          at June 30, 1999 and 121,382 at March 31, 1999                          1,364                     1,214
    Additional paid in capital                                               10,135,677                 9,490,827
    Unamortized deferred compensation                                          (623,500)                        0
    Retained earnings (deficit)                                              (1,392,414)                 (172,163)
                                                                              ---------                 ---------
          Total Shareholders' Equity                                          8,121,127                 9,319,878
                                                                              ---------                 ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   9,999,686           $    10,612,901
                                                                              =========                ==========

See accompanying notes to consolidated financial statements.


                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                 Three months ended June 30,
                                                                                 1999                  1998
                                                                                -----                  -----

Revenues:
    Product sales                                                              $2,125,072           $  987,793
    Other revenues                                                                 60,929              124,701
    Interest and other investment                                                  23,400                6,773
    income
    Other income                                                                        0               24,867
                                                                                ---------            ---------
          Total Revenues                                                        2,209,401            1,144,134
                                                                                ---------            ---------
Costs and Expenses:
    Cost of product sales                                                       1,850,827              947,831
    Selling, general
    and
       administrative expenses                                                  1,567,730            1,342,274
    Interest expense                                                                  287               94,383
    Other expenses                                                                     50                  433
                                                                                ---------            ---------
          Total Costs and Expenses                                              3,418,894            2,384,921
                                                                                ---------            ---------
Loss before Income Taxes                                                       (1,209,493)          (1,240,787)

Provision (Credit) for Income Taxes                                                10,758             (422,000)
                                                                                ---------           ----------
Net Loss                                                                     $ (1,220,251)        $   (818,787)
                                                                                =========           ===========



Basic Loss per Share                                                         $      (9.44)        $      (6.75)
                                                                                =========              ========


Basic Weighted Average Number of Shares Outstanding (in Thousands)                129,294              121,382
                                                                                =========              =======

See accompanying notes to consolidated financial statements.



                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                 Three months ended June 30,
                                                                                  1999               1998
                                                                                 ------              -----
Operating Activities:
    Net loss                                                                   $ (1,220,251)        $(818,787)
    Adjustments to reconcile net loss to net
       cash used by operating
       activities:
       Amortization of discounts on                                                    (549)             (549)
       notes
       Stock compensation                                                            21,500                 0
       Depreciation and amortization                                                 45,624            50,464
       Changes in assets and
       liabilities:
          Accounts and notes receivable                                             333,948          (308,739)
          Inventories                                                              (517,356)         (182,878)
          Accounts payable and accrued expenses                                     656,534           (87,465)
          Taxes payable/refundable                                                   (4,554)           (4,899)
          Other assets and                                                         (200,798)           41,377
                                                                                    --------         --------
          liabilities, net

    Net cash used by operating                                                     (885,902)       (1,311,476)
    activities                                                                      --------        ---------

Financing Activities:
    Repayment of borrowings                                                         (42,238)          (24,128)
    Net transactions with Besicorp Group Inc.                                             0         1,452,317
                                                                                    --------        ---------
    Net cash provided (used) by financing activities                                (42,238)        1,428,189
                                                                                    --------        ---------
Investing Activities:
    Distribution from partnerships                                                2,009,905                 0
    Acquisition of property, plant
       and equipment                                                                (11,315)                0
                                                                                  ----------        ---------
    Net cash provided by investing activities                                     1,998,590                 0
                                                                                  ----------        ---------
Increase in Cash and Cash Equivalents                                             1,070,450           116,713
Cash and Cash Equivalents - Beginning                                             1,824,139           104,428
                                                                                  ---------          --------
Cash and Cash Equivalents - Ending                                           $    2,894,589        $  221,141
                                                                                  =========          ========
Supplemental Cash Flow Information:
    Interest paid                                                            $          287        $   95,239
    Income taxes paid                                                                 5,930                 0

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


Basic/Diluted Earnings per Common Share
---------------------------------------
Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement required companies with a complex capital structure to report both Basic Earnings per Share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. Loss per common share for the three months ended June 30, 1999 is based on the weighted average number of shares of 129,294 outstanding during that period. Loss per common share for the three months ended June 30, 1998 is computed based on 121,823 shares being issued as adjusted after the Distribution and Spin-Off. Since there were no potential Common Shares as of June 30, 1999 and March 31, 1999, Basic and Diluted Earnings per Share are the same for both fiscal years.

D. The results of operations for the three-month period ended June 30, 1999 is not necessarily indicative of the results to be expected for any other interim period or for the full year.

E.   Inventories
     -----------
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at June 30, 1999 and March 31, 1999, consist of:


                                       June 30, 1999       March 31, 1999
                                       -------------       --------------
Assembly parts                         $  380,820            $  263,761
Finished goods                          1,302,297               902,000
                                        ---------             ---------
                                       $1,683,117            $1,165,761
                                        =========             =========

F.  Deferred Costs
    --------------
Deferred costs and reimbursable costs at June 30, 1999 and March 31, 1999 were as follows:

                                                    Internal Costs              Third
                                              Payroll        Expenses         Party Costs               Total
                                              -------        --------         -----------             --------

       Balance March 31, 1999                      $0                $0               $0                    $0
              Additions                        72,618             2,970          111,169               186,757
              Expensed                              0                 0                0                     0
              Reimbursements                        0                 0                0                     0
                                               ------             -----          -------               -------
       Balance June 30, 1999                  $72,618            $2,970         $111,169              $186,757
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

G.    Investments in Partnerships
      ---------------------------
Except for one partnership, which management anticipates will be liquidated around October 1, 1999, all partnerships, which owned or leased five cogeneration natural gas power plants, were liquidated during the three months ended June 30, 1999, and the applicable liquidating distributions of approximately $2,000,000 were received by the Company on June 1, 1999. The investment in partnerships of $1,999,905 at June 30, 1999 primarily represents
(a) approximately a maximum of $550,000 which management expects will be received by Besicorp Ltd. upon liquidation of the one unliquidated partnership and which may be reduced by certain expenses incurred by the partnership and (b) approximately $1.44 million (the "Liquidated Partnership Funds") held in cash escrow accounts which were established in connection with three liquidated partnerships. The Liquidated Partnership Funds, if any, are to be released, if any, to Besicorp Ltd. between June 2000 and May 2002 subject to the satisfaction of certain conditions, as to which no assurance can be given.

H.  Revenue Recognition
    -------------------
Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the applicable agreement.

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

                                                 Project               Product
June 30, 1999                                    Segment               Segment                 Eliminations          Total
-------------                                    -------               -------                 ------------          -----

Net revenues                                     $  50,487           $ 2,158,914                                  $ 2,209,401
Loss before taxes                                  860,677               348,816                                    1,209,493
Income tax provision (credit)                        9,217                 1,741                                       10,758
Net income (loss)                                 (869,694)             (350,557)                                  (1,220,251)
Identifiable assets                             18,901,734             3,412,340               $(12,314,388)        9,999,686
Investment in partnerships                       1,999,905                     -                                    1,999,905
Capital expenditures                                     0                11,315                                       11,315
Depreciation and amortization                       21,809                23,815                                       45,624

June 30, 1998

Net revenues                                     $  43,246           $ 1,100,888                                   $1,144,134
Loss before taxes                                  772,947               467,840                                    1,240,787
Income tax provision (credit)                     (423,867)                1,867                                     (422,000)
Net income (loss)                                 (349,079)             (469,708)                                    (818,787)
Identifiable assets                             16,662,928             2,613,350               $(13,509,386)        5,766,892
Investment in partnerships                               -                     -                                            -
Capital expenditures                                     0                     0                                            0
Depreciation and amortization                       22,699                27,765                                       50,464

K.  Legal Proceedings
See Part II, Item 1 which is incorporated by reference.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------
The information set forth below is, except to the extent otherwise expressly provided or as the content otherwise requires, current as of June 30, 1999. For information regarding the Company's (as defined) activities subsequent to such date (including without limitation, the Amended and Restated Agreement and Plan of Merger entered into by the Company and entities controlled by Michael F. Zinn, the Chairman of the Board, Chief Executive Officer, and President of the Company), please see the Company's filings with the Securities and Exchange Commission (the "Commission") subsequent to such date.

RESULTS OF OPERATIONS
---------------------
First Quarter Developments and Subsequent Events
On June 24, 1999, the Company announced that it had received from its Chairman of the Board and Chief Executive Officer, an offer to purchase the business and assets of the Company, subject to all of its liabilities, for an aggregate purchase price of $6.2 million in cash or approximately $45.46 per share (the "Transaction").

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

REVENUES
--------
Consolidated
Consolidated revenues increased by $1,065,267, or 93%, to $2,209,401 during the three months ended June 30, 1999 as compared to $1,144,134 during the three months ended June 30, 1998.

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

COSTS AND EXPENSES
------------------
Cost of Product Segment Sales
-----------------------------
Cost of product sales for the three-month periods ended June 30, 1999 and 1998 was $1,850,827 and $947,831, respectively, or 87% and 96% of revenues attributable to product sales. The decrease in cost of sales percentage is due primarily to the overall increase in products sales which has resulted in increased coverage of fixed costs resulting in higher margins. Improved efficiencies in the manufacturing process also contributed to higher margins.

Selling, General and Administrative Expenses
---------------------------------------------
Selling, general and administrative expenses ("SG&A") increased by $225,456, or 17%, to $1,567,730 for the three-month period ended June 30, 1999 as compared to $1,342,274 for the three-month period ended June 30, 1998.

The increase in the current period is due primarily to increased professional fees of $125,814, increased marketing expenses of $45,241 in the Company's Product Segment, and expenses of $39,322 associated with the Company's lease agreement with Besicorp Group Inc.

Interest Expense
----------------
Interest expense for the three-month period ended June 30, 1999 decreased by $94,096, or 100%, to $287 compared to $94,383 for the three-month period ended June 30, 1998. The decrease in the current three-month period is due primarily to the Company's repayment of all its interest bearing debt during the second and third quarter of Fiscal 1999.

Provision (Credit) for Income Taxes
-----------------------------------
The provision for income taxes increased during the three months ended June 30, 1999 by $432,758, or 103%, to $10,758 compared to the credit for income taxes of $422,000 for the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carry forwards and other credits. The tax benefit associated with the operating loss for the current period was offset by a corresponding increase in valuation allowance.

Net Loss
--------
The Company's net loss for the three months ended June 30, 1999 increased by $401,464, or 49%, to $1,220,251 from the net loss of $818,787 for the three months ended June 30, 1998. The factors contributing to the decrease in net loss are discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's working capital increased by $577,833 from $3,923,003 at March 31, 1999, to $4,500,836 at June 30, 1999 primarily as a result of increases in cash and inventory partially offset by an increase in accounts payable and accrued expenses.

The Company does not have any short-term material capital commitments associated with the development of its power plant initiatives and projects other than the overhead and employee costs associated with monitoring such projects and the development of new projects and approximately $750,000 (the "Commitment") in connection with the Kingston Project. Management currently anticipates that of the sum to be expended in connection with the Kingston Project, $250,000 (the "Initial Commitment"), will be expended within the next month and the balance will be expended during the twelve months thereafter. Management has not specifically identified the manner in which it will fund its material capital commitments with respect to the Kingston Project, other than for the balance of the Commitment which it is anticipated will be funded by the Parent Loans (as defined). One possibility contemplated by management with respect to the estimated $5 million to $7 million of total development costs required to bring the project to the point where it is able to obtain long term financing for the actual construction of the project (the "Financial Close") would come in the form of advances of cash or services from, among other sources, vendors interested in participation in the construction of the project; such vendors generally would be repaid in whole or in part at Financial Close. (No arrangements have yet been made to finance the estimated $650 million cost of constructing the Kingston Project though management anticipates that it will have to surrender part of its interest in this project in connection with the financing process.) Amounts paid through July 31, 1999 to third parties in connection with the Kingston Project have totaled approximately $149,000. The Company has cash of approximately $1.6 million (as of August 13, 1999). Other than cash generated by the Company's photovoltaic activities, which is generally expended in these activities, and a liquidating distribution of approximately $100,000 to $300,000, which may be received from one partnership around October 1999, management anticipates no significant cash inflows in the near future. Given the Company's net cash use rate of approximately $500,000 to $600,000 per month (as of August 13, 1999), the Company will have sufficient funds to continue operations for approximately two to three months from August 13, 1999. After the expiration of the applicable period, Besicorp Ltd. may, without additional funds or a significant reduction of its operating expenses, not be able to pay its obligations as they become due. This would materially and adversely effect Besicorp Ltd. and require it to curtail operations. As one means of reducing cash outflow, the Company has developed a salary deferment plan under which executive officers and certain key employees have begun to defer portions of their salary ranging in amounts from 15% to 67%. The deferral arrangements are for a one-year term and are resulting in a monthly cash savings of approximately $35,000 to $40,000. The Company is also evaluating the Transaction (see "First Quarter Developments and Subsequent Events"). As discussed previously, Besicorp Ltd. has retained a financial advisor to render financial and other general advise, including an evaluation of the fairness of the Transaction from a financial point of view, and to assist the Company in responding to proposed alternative transactions, if any. No assurance can be given that the Transaction will be completed or that alternative transactions will be available. The Company has attempted but not developed any alternatives to its liquidity and capital reserve problems and no assurance can be given that any alternatives will be identified.

During the quarter ended June 30, 1999, cash of $885,902 was used in operations primarily as a result of the net loss for the period of $1,220,251, partially offset by changes in other assets and liabilities which produced a positive cash flow of $267,774 and non-cash items of $66,575.

The Company's investing activities provided cash of $1,998,590 during the quarter primarily as a result of distribution from partnerships of $2,009,905, partially offset by the acquisition of property, plant and equipment of $11,315. The distributions received from partnerships during the quarter are non-recurring in nature and primarily represent the Company's share of the proceeds of the sale of certain pollution control emission allowances and distributions made upon liquidation of certain partnerships.

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

Many existing computer systems and software applications use two digits, rather than four, to record years, i.e., "98" instead of A1998." Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions, including, among other things, a temporary inability to process transactions, send invoices, determine whether payments have been received or engage in similar normal business activities. This is known as the Year 2000 issue.

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

The Company has communicated with certain of its vendors, suppliers, and customers to both monitor and encourage their respective remedial efforts regarding Year 2000 issues. The Company has contacted by letter or phone all of its significant vendors and suppliers and its largest customers to determine the extent to which the Company's systems might be vulnerable as a result of third parties' failure to resolve their own Year 2000 issues. The Company's photovoltaic business is dependent on components provided by photovoltaic module suppliers. Failure by vendors and suppliers to successfully address their Year 2000 issues could result in delays in their providing various products and services to the Company. However, the Company has determined that it is not necessary to seek replacement vendors to assure availability of products and services. At present, the Company has no reason to believe it will not be able to obtain all necessary products and services, either from the present vendors and suppliers, or replacement vendors and suppliers. Failure by customers could disrupt their ability to maximize their use of the Company's products and services and lead to a reduction in revenues; therefore, the Company has sent a newsletter to its product customers to help develop each customer=s awareness of Year 2000 issues and their implications.

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

Through August 17, 1999 the Company has spent $193,681 on Year 2000 compliance. Of this amount, $138,836 was spent during Fiscal 1999.

The Company expects that its expenditures for Year 2000 related issues will not exceed $50,000 in Fiscal 2000.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
  a.     Exhibits
         10.5 Memorandum of Understanding by and between Empire State Newsprint LLC and Besicorp Development, Inc.

         27.1            Financial Data Schedule - 3 months ended June 30, 1998*

         27.2            Financial Data Schedule - 3 months ended June 30, 1999*

* Incorporated by reference to the corresponding exhibits filed on August 6, 1999 with the Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

  b.     Reports on Form 8-K

         On July 14, 1999, the Company filed a report on Form 8-K/A to amend the report on Form 8-K filed on March 22, 1999. The report contained the Combined Financial Statements and Exhibits of the Distributed Businesses of Besicorp Group Inc.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Besicorp Ltd., Registrant

Date:  January 25, 2000                      /s/ Michael F. Zinn
       ----------------                          -------------------
                                                 Michael F. Zinn
                                                 President
                                                 (principal executive officer)



Date:  January 25, 2000                      /s/ James E. Curtin
       ----------------                          -------------------
                                                 James E. Curtin
                                                 Vice President and Controller
                                                 (principal accounting officer)