Form 10QSB
period 1999-12-31
BESICORP LTD
filed 2000-02-15
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1999        Commission file number 000-25209



                                  BESICORP LTD.
 ______________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)



          New York                                          14-1809375
 ____________________________________             ______________________________
      (State or other jurisdiction of             (Internal Revenue Service
       incorporation or organization)              Employer Identification No.)



  1151 Flatbush Road, Kingston, New York                           12401
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

                                                            Yes __X__  No_______

Common stock outstanding as of February 14, 2000                       135,986

Transitional Small Business Disclosure Format               Yes______ No ___X___

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                             December 31,              March 31,
                                                                                 1999                     1999
                                                                             ------------              ----------
                        ASSETS

Current Assets:
    Cash and cash equivalents                                                 $   474,159            $   1,824,139
    Trade accounts and notes receivable (less allowance
       for doubtful accounts of $28,906 as of
          December 31, 1999 and $32,000 at March 31, 1999)                        872,174                  988,589
    Due from affiliates                                                            69,305                  374,250
    Notes receivable:  (includes interest of $5,771 at
          December 31, 1999 and $4,057 at March 31, 1999)                          88,214                  107,951
    Inventories                                                                 1,998,091                1,165,761
    Other current assets                                                          349,842                  465,566
                                                                                ---------                ---------

          Total Current Assets                                                  3,851,785                4,926,256
                                                                                ---------                ---------


Property, Plant and Equipment:
    Land and improvements                                                         229,660                  229,660
    Buildings and improvements                                                  1,914,029                1,914,029
    Machinery and equipment                                                       581,792                  726,958
    Furniture and fixtures                                                        237,423                  237,423
    Construction in progress                                                       94,572                        0
                                                                                ---------                ---------

                                                                                3,057,476                3,108,070

          Less:  accumulated depreciation and amortization                     (1,429,775)              (1,520,385)
                                                                                ---------                ---------

          Net Property, Plant and Equipment                                     1,627,701                1,587,685
                                                                                ---------                ---------

Other Assets:
    Patents and trademarks, less accumulated
       amortization of $3,243 at
          December 31, 1999 and $2,350, at March 31, 1999                          17,817                   12,530
    Investment in partnerships                                                          0                4,009,810
    Deferred costs                                                                919,283                        0
    Other assets                                                                1,567,956                   76,620
                                                                                ---------                ---------

          Total Other Assets                                                    2,505,056                4,098,960
                                                                                ---------                ---------

          TOTAL ASSETS                                                        $ 7,984,542             $ 10,612,901
                                                                                =========               ==========


See accompanying notes to unaudited consolidated financial statements.

                                  BESICORP LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                             December 31,              March 31,
                                                                                 1999                     1999
                                                                             ------------              -----------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                     $1,563,259              $   763,531
    Current portion of long-term debt                                             42,000                   20,000
    Current portion of accrued reserve and warranty expense                       66,954                  111,215
    Taxes other than income taxes                                                 98,122                  103,207
    Income taxes payable                                                          10,185                    5,300
                                                                               ---------                  -------

          Total Current Liabilities                                            1,780,520                1,003,253

Long-Term Accrued Reserve and Warranty Expense                                   198,677                  174,462
Long-Term Debt                                                                    51,070                  115,308
                                                                               ---------                ---------

          Total Liabilities                                                    2,030,267                1,293,023
                                                                               ---------                ---------



Shareholders' Equity:
    Common stock, $.01 par value:  authorized
       5,000,000 shares; issued 136,382
          at December 31, 1999 and 121,382 at March 31, 1999                       1,364                    1,214
    Additional paid in capital                                                10,135,677                9,490,827
    Unamortized deferred compensation                                           (544,093)                       0
    Retained earnings (deficit)                                               (3,621,473)                (172,163)
                                                                               ---------                ---------
                                                                               5,971,475                9,319,878
          Less: treasury stock at cost (400 shares and 0 shares,
              respectively)                                                      (17,200)                       0
                                                                               ---------                ---------

          Total Shareholders' Equity                                           5,954,275                9,319,878
                                                                               ---------                ---------


          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 7,984,542            $  10,612,901
                                                                               =========               ==========


See accompanying notes to unaudited consolidated financial statements.

                                 BESICORP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                               Three months ended December 31,       Nine months ended December 31,
                                                               -----------------------------------   -------------------------------
                                                                 1999                 1998             1999                   1998
                                                               ---------          ---------           ---------            --------
Revenues:
    Product sales                                             $ 1,855,884        $1,187,805         $6,143,793           $3,273,495
    Other revenues                                                108,728           179,520            314,791              406,841
    Income from partnerships                                      131,786                 -             56,599                    -
    Interest and other investment income                           23,808             5,200             87,030               18,404
    Other income                                                        0            26,808                  0               78,441
                                                                ---------         ---------           --------             ---------

                 Total Revenues                                 2,120,206         1,399,333          6,602,213             3,777,181
                                                                ---------         ---------           ---------            ---------

Costs and Expenses:
    Cost of product sales                                       1,586,174         1,162,704          5,283,389            3,144,571
    Selling, general and administrative expenses                1,475,563         2,058,474          4,751,746            6,577,230
    Interest expense                                                    0             6,927                287              111,234
    Other expense                                                       1                25                 79                8,832
                                                                ---------          --------          ----------           ----------

                 Total Costs and Expenses                       3,061,738         3,228,130         10,035,501            9,841,867
                                                                ---------          ---------         ----------           ----------

Loss Before Income Taxes                                         (941,532)       (1,828,797)        (3,433,288)          (6,064,686)

Provision (Credit) for Income Taxes                                 2,088          (627,700)            16,022           (2,062,000)
                                                                 --------         ---------          ---------            ----------

Net Loss                                                        $(943,620)      $(1,201,097)       $(3,449,310)         $(4,002,686)
                                                                  =======         =========          =========            ==========

Basic Loss per Share                                            $   (6.94)      $     (9.90)        $   (25.76)           $  (32.98)
                                                                  =======          ========          =========           ===========
Basic Weighted Average Number of Shares
    Outstanding                                                   135,982           121,382            133,899              121,382
                                                                  =======          =========         =========           ===========


See accompanying notes to unaudited consolidated financial statements.

                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)



                                                                                Nine months ended December 31,
                                                                                ------------------------------
                                                                                 1999                     1998
                                                                                ------------        -----------
Operating Activities:
    Net loss                                                                    $(3,449,310)       $ (4,002,686)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
       Amortization of discounts on notes                                            (1,009)             (1,647)
       Income from partnerships                                                     (56,599)                  0
       Stock compensation                                                            83,707                   0
       Provision for uncollectibles                                                  (3,094)             45,929
       Depreciation and amortization                                                108,858             126,954
       Changes in assets and liabilities:
          Accounts and notes receivable                                             445,200            (288,089)
          Inventories                                                              (832,330)           (222,660)
          Accounts payable and accrued expenses                                     799,728            (305,892)
          Taxes payable/refundable                                                     (200)                571
          Other assets and liabilities, net                                        (644,814)          1,556,565
                                                                                -----------           ---------

    Net cash used by operating activities                                        (3,549,863)        (3,090,955)
                                                                                -----------          ---------

Financing Activities:
    Repayment of borrowings                                                         (42,238)        (3,742,133)
    Net transactions with Besicorp Group Inc.                                             0          6,821,694
                                                                                -----------          ----------

    Net cash provided by financing activities                                       (42,238)         3,079,561
                                                                                -----------          ---------

Investing Activities:
    Disposal of property, plant and equipment                                             0            73,829
    Distribution from partnerships                                                2,390,102                 0
    Acquisition of property, plant
       and equipment                                                               (147,981)          (70,637)
                                                                                -----------          ---------

    Net cash provided (used) by investing activities                              2,242,121             3,192
                                                                                -----------          ---------

Decrease in Cash and Cash Equivalents                                            (1,349,980)           (8,202)
Cash and Cash Equivalents - Beginning                                             1,824,139           104,428
                                                                                -----------          ---------
Cash and Cash Equivalents - Ending                                              $   474,159     $      96,226
                                                                                ===========          ========

Supplemental Cash Flow Information:
    Interest paid                                                               $       287     $      93,685
    Income taxes paid                                                                 8,556                 0


See accompanying notes to unaudited consolidated financial statements.

                                  BESICORP LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Besicorp Ltd. (together with its subsidiaries, the "Company") as of December 31, 1999, and March 31, 1999; the results of operations for the three and nine months ended December 31, 1999 and 1998; and the statement of cash flows for the corresponding nine month periods.

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

Besicorp Group Inc. ("Oldco"), the former parent of Besicorp Ltd., was a party to an Agreement and Plan of Merger dated November 23, 1998, as amended, (the "Plan of Merger") among Oldco, BGI Acquisition LLC ("Acquisition") and BGI Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of Acquisition. Pursuant to the Plan of Merger, Merger Sub was merged into Oldco, which then became a wholly owned subsidiary of Acquisition (the "Merger"). Because Acquisition did not want to acquire certain assets or assume certain liabilities of Oldco, it was a condition precedent to the Merger that Oldco, prior to the Merger, spin-off its photovoltaic and independent power development businesses (the "Distributed Businesses") to its shareholders. Therefore, Oldco formed Besicorp Ltd. to assume the operations of the Distributed Businesses by having Oldco assign to Besicorp Ltd. all of its assets relating to the Distributed Businesses and substantially all of Oldco's other assets (other than Oldco's cash, securities, the subsidiaries which held Oldco's interests in partnerships which owned or leased five cogeneration natural gas power plants (the "Retained Subsidiaries") and certain other assets (including in particular, other claims of and awards made to Oldco in the aggregate stated amount of approximately $1 million)), and by having Besicorp Ltd. (the "Company") assume substantially all of Oldco's liabilities other than the following liabilities (collectively, the "Permitted Liabilities"): (i) the liabilities of Oldco and any Retained Subsidiary (actual or accrued) for unpaid federal income taxes for Oldco's 1999 fiscal year based on the consolidated net income of Oldco through the effective date of the Merger (i.e. March 22, 1999), (ii) the liabilities of Oldco or its subsidiaries for New York State income taxes for the 1999 fiscal year, and (iii) certain intercompany liabilities. The Plan of Merger contemplated that prior to the consummation of the Merger, Oldco would effect this contribution of assets to Besicorp Ltd. (and the assumption of these liabilities by Besicorp Ltd.) and distribute all of Besicorp Ltd.'s stock to Oldco's shareholders. Therefore, following the contribution, which took place shortly prior to the Merger which was consummated on March 22, 1999, Oldco distributed 100% of Besicorp Ltd.'s common stock (the "Distribution"), and Besicorp Ltd. became a separate, publicly held company.

Besicorp Ltd. and subsidiaries consolidated financial statements at and prior to the Distribution reflect the operations, financial position and cash flows of Besicorp Ltd. and subsidiaries as if they were a separate entity. Such financial statements were derived from the consolidated financial statements of Oldco using historical results of operations and historical basis in the assets and liabilities of the business operated by Besicorp Ltd.

The financial information for the year ended March 31, 1999 may not necessarily reflect the consolidated results of operations, financial position, cash flows and changes in shareholders' equity of Besicorp Ltd. had Besicorp Ltd. been a separate entity during that period.

Amounts shown as net transactions with Oldco represent the net effect of cash generated or used by the Distributed Businesses and transferred to or from Oldco.

B.    Business

Besicorp Ltd. specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems and the development of power plant projects.

Basic/Diluted Earnings per Common Share
Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement required companies with a complex capital structure to report both Basic Earnings per Share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. Loss per common share for the three and nine months ended December 31, 1999 is based on the weighted average number of shares of 135,982 and 133,899 outstanding during those respective periods. Loss per common share for the three and nine months ended December 31, 1998 is computed based on 121,382 shares being issued as adjusted after the Distribution and Spin-Off. Since there were no potential Common Shares as of December 31, 1999 and December 31, 1998, Basic and Diluted Earnings per Share are the same for both fiscal years.

D. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

E.   Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at December 31, 1999 and March 31, 1999, consist of:


                                 December 31, 1999            March 31, 1999
                                 -----------------            --------------
Assembly parts                    $   452,081                   $  263,761
Finished goods                      1,546,010                      902,000
                                    ---------                 ---------
                                   $1,998,091                   $1,165,761
                                    =========                    =========

F.  Deferred Costs
Deferred costs and reimbursable costs at December 31, 1999 and March 31, 1999 were as follows:

                                                Internal Costs                 Third
                                             Payroll        Expenses         Party Costs               Total
                                             -------        ---------        -----------               -----

       Balance March 31, 1999               $      0        $     0          $     0               $      0
              Additions                      258,526          9,672          651,085                919,283
              Expensed                             0              0                0                      0
              Reimbursements                       0              0                0                      0
                                             -------          -----          -------                -------
       Balance December 31, 1999            $258,526        $ 9,672         $651,085              $ 919,283
                                             =======          =====          =======                =======


In accordance with its existing policy, the Company is deferring all reimbursable costs, as presented above, incurred with respect to the development of a recycled newsprint manufacturing plant and adjacent 475 megawatt natural gas-fired cogeneration power plant in Ulster County, New York (the "Empire Newsprint Project").

G.    Investments in Partnerships
As of December 31, 1999, the partnerships, which owned or leased five cogeneration natural gas power plants, had been liquidated. During the three months ended December 31, 1999, the Company received liquidating distributions totaling approximately $350,000 from the last unliquidated partnership. All other partnerships were liquidated during the three months ended June 30, 1999, and the applicable liquidating distributions of approximately $2,000,000 were received on June 1, 1999. Cash held in escrow accounts (the "Liquidated Partnerships Funds"), which had been classified as Investment in Partnerships in prior filings, are now classified as Other Assets (non-current) (see Note H).

Other Assets
Included in Other Assets is approximately $1.48 million which represents the Company's share of the Liquidated Partnerships Funds. The Liquidated Partnerships Funds (if any) are to be released to Besicorp Ltd. between June 2000 and May 2002 subject to the satisfaction of certain conditions, as to which no assurance can be given.

I.  Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the applicable agreement.

J.  Segments of Business
The Company specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment"). Segments are reported based on the subsidiaries involved with the activity of the segment, with no intersegment revenues and expenses. A summary of industry segment information for the nine months ended December 31, 1999 and 1998 is as follows:


                                         Project              Product
December 31, 1999                        Segment              Segment                 Eliminations       Total
-----------------                        -------              -------                 ------------       -----

Net revenues                           $   210,512           $ 6,391,701                              $ 6,602,213
Loss before taxes                       (2,597,758)            (835,530)                               (3,433,288)
Income tax provision (credit)               14,281                1,741                                    16,022
Net income (loss)                       (2,612,039)            (837,271)                               (3,449,310)
Identifiable assets                     20,155,153            2,300,957               ($14,471,568)     7,984,542
Investment in partnerships                       0                    0                                         0
Capital expenditures                        21,801              126,180                                   147,981
Depreciation and amortization               78,384               30,474                                   108,858

                                         Project              Product
December 31, 1998                        Segment              Segment                 Eliminations        Total
-----------------                        -------              -------                 ------------        -----

Net revenues                           $   114,750           $ 3,662,431                              $ 3,777,181
Loss before taxes                       (4,711,364)           (1,353,322)                             ( 6,064,686)
Income tax provision (credit)           (1,592,626)             (469,374)                              (2,062,000)
Net income (loss)                       (3,118,738)             (883,948)                              (4,002,686)
Identifiable assets                     13,566,367             2,430,400               ($11,994,756)    4,002,011
Investment in partnerships                       0                     0                                        0
Capital expenditures                        35,508                35,129                                   70,637
Depreciation and amortization               82,389                44,565                                  126,954


Item 1.  LEGAL PROCEEDINGS

         In February 2000, the New York Supreme Court (New York County) dismissed with prejudice the lawsuit captioned Fenster v. Besicorp Group Inc. et. al. The complaint alleged, among other things, that the merger consideration paid to shareholders of Oldco in the merger consummated in March 1999 was inadequate.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements concerning the Company's future or anticipated operating results or capital and other commitments and the sources of funding for such commitments. These forward looking statements rely on a number of assumptions concerning future events, including anticipated operating results of the Company's various business activities and the status of the Empire Newsprint Project and management's belief as to the viability of such project. These forward looking statements are subject to a number of uncertainties and other factors many of which are outside the control of the Company that could cause actual results to differ materially from such statements. The Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
Third Quarter Developments and Subsequent Events
------------------------------------------------
The Company has entered into an amended and restated agreement and plan of merger (the "Agreement") with Besicorp Holdings, Ltd. (the "Parent") and Besi Acquisition Corp., a wholly-owned subsidiary of Parent. The Agreement is generally structured as a cash merger whereby Besi Acquisition Corp. will be merged into Besicorp Ltd., which will then be wholly-owned by Besicorp Holdings, Ltd. Michael F. Zinn, the President and CEO of Besicorp Ltd., controls Besicorp Holdings, Ltd.

Generally, pursuant to the terms of the Agreement, shareholders of the Company (other than shares of Company common stock owned by the Parent) will receive approximately $58.87 in cash for each share of stock that they own plus the right to receive additional cash distributions, if any, during the next several years in the event the surviving corporation receives certain funds and/or to the extent monies are released from the $6.5 million escrow fund established in connection with Oldco's merger in March 1999. No assurance can be given that any such funds will be received.

Consummation of the merger is subject to the satisfaction of a number of conditions, including approval by the Company's shareholders. No assurance can be given that the merger will be consummated.

REVENUES
Consolidated
Consolidated revenues increased by $720,873, or 52%, to $2,120,206 during the three months ended December 31, 1999 from $1,399,333 during the three months ended December 31, 1998. Consolidated revenues for the nine months ended December 31, 1999 increased by $2,825,032, or 75%, to $6,602,213, as compared to $3,777,181 during the nine months ended December 31, 1998.

Product Sales. Revenues from product sales during the three-month period ended December 31, 1999 increased by $668,079, or 56%, to $1,855,884 as compared to $1,187,805 for the three months ended December 31, 1998. During the nine months ended December 31, 1999, revenues increased by $2,870,298, or 88%, to $6,143,793, from $3,273,495 for the nine months ended December 31, 1998. The increase for both periods is due primarily to increased sales volume of photovoltaic products primarily as a result of increases to the sales and marketing support staff made primarily during the fourth quarter of Fiscal 1998 and to the general increase in demand for solar electric products associated with Year 2000 expectations. No assurance can be given that the Company will be able to maintain such revenue levels or that revenues will not decrease.

Other Revenues. Other revenues are primarily comprised of contract revenue received from various sources, including the New York State Energy Research and Development Authority and Motorola, Inc. in accordance with funding agreements with the Company. Other revenues decreased by $70,792, or 39%, for the three months ended December 31, 1999 and decreased by $92,050, or 23%, for the nine months ended December 31, 1999 from the corresponding periods in the prior year. Contract revenue may vary from quarter to quarter based upon the degree of completion of the various tasks outlined in the applicable agreements.

Income from Partnerships. Income from partnerships for the three and nine months ended December 31, 1999 was $131,786 and $56,599, respectively, compared to $0 for the corresponding periods in the prior year. The income is comprised primarily of final adjustments made at the time of liquidation of the partnerships which owned or leased five natural gas cogeneration power plants.

Interest and Other Investment Income. Interest and other investment income during the three months ended December 31, 1999 increased by $18,608 to $23,808 from $5,200 for the three months ended December 31, 1998. Interest and other investment income during the nine months ended December 31, 1999 increased
$68,628 to $87,030 compared to $18,404 for the nine months ended December 31, 1998. The increases in both current periods are due primarily to higher invested principal balances and to interest earned on the Liquidated Partnership Funds (see Note G, Investments in Partnerships, of the Notes to the Unaudited Consolidated Financial Statements included herein).

COSTS AND EXPENSES
Cost of Product Segment Sales
-----------------------------
Cost of product sales for the three months ended December 31, 1999 and 1998 was $1,586,174 and $1,162,704, respectively, or 85% and 98% of revenues attributable to product sales. During the nine months ended December 31, 1999 and 1998, cost of product sales was $5,283,389 and $3,144,571, respectively, or 86% and 96% of revenues attributable to product sales. The decrease in cost of sales percentage in both periods is due primarily to the overall increase in product sales which has resulted in increased coverage of fixed costs resulting in higher margins and to a lesser extent, to improved efficiencies in the manufacturing process which also contributed to higher margins.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses ("SG&A") decreased by $582,911, or 28%, to $1,475,563 for the three months ended December 31, 1999 from $2,058,474 for the three-month period ended December 31, 1998. During the nine months ended December 31, 1999, SG&A decreased by $1,825,484 or 28% to $4,751,746, from
$6,577,230 for the nine months ended December 31, 1998.

The decrease in the three months ended December 31, 1999 is due primarily to a decrease in professional fees of $237,000 and a decrease of $30,000 in general and administrative wages.

SG&A for the nine months ended December 31, 1999, decreased from the corresponding period in the prior year primarily because the results for the prior year include the write-off, during the second quarter of Fiscal 1999, of project costs previously deferred of $1,402,000. These costs were written off due to the uncertain political and economic conditions in the countries where the projects are located. Management determined, in accordance with its accounting policy, that due to the uncertain development of the projects, the carrying amounts may be impaired. Also contributing to the decrease in SG&A for the nine months ended December 31, 1999 was a decrease in general and administrative wages of $159,000, and a decrease in professional fees of $98,000. These decreases were partially offset by increased marketing expense of $198,000 in the Company's Product Segment and increased equipment rental expense of $80,000 associated with the Company's lease agreement with Oldco

Interest Expense
----------------
Interest expense for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 decreased by $6,927 to $0. Interest expense for the nine months ended December 31, 1999 decreased by $110,947 to $287 from $111,234 for the nine months ended December 31, 1998. The decrease in both the three and nine month periods is due primarily to the Company's repayment of all its interest bearing debt during the second and third quarter of Fiscal 1999.

Provision for Income Taxes
--------------------------
The provision for income taxes increased during the three months ended December 31, 1999 by $629,788 to $2,088 compared to the credit for income taxes of $627,700 for the same period last year. During the nine-month period ended December 31, 1999, the provision for income taxes increased by $2,078,022, or 101%, to $16,022 compared to the credit for income taxes of $2,062,000 for the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carry forwards and other credits. The tax benefit associated with the operating loss for the current period was offset by a corresponding increase in valuation allowance.

Net Loss
--------
The Company's net loss for the three months ended December 31, 1999 decreased by $257,477, or 21%, to $943,620 from the net loss of $1,201,097 for the three months ended December 31, 1998. During the nine-month period ended December 31, 1999, the Company's net loss decreased by $553,376, or 14%, to $3,449,310 from the net loss of $4,002,686 for the nine months ended December 31, 1998. The factors contributing to the decrease in net loss are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had working capital of $2,071,265 and cash of $474,159 and at January 31, 2000, the Company had cash of $19,440. The Company's working capital decreased by $1,851,738 from $3,923,003 at March 31, 1999, to $2,071,265 at December 31, 1999 as a result of the Company's operating losses which resulted in a decrease in cash, a decrease in accounts receivable, an increase in accounts payable and accrued expenses, partially offset by an increase in inventory. Other than cash generated by the Company's photovoltaic activities, which is generally expended in these activities, management anticipates no significant cash inflows in the near future. Given the Company's current net cash use rate of approximately $500,000 to $600,000 per month, (after giving effect to the salary deferment program which has resulted in a monthly cash savings of approximately $45,000 to $50,000), management estimates that, after drawing on the Parent Loans (as defined), the Company will have sufficient funds to continue operations only until the end of March 2000. Accordingly, the Company will not, without additional funds, be able to pay its obligations as they become due. It is anticipated that the Company's liquidity and capital resource difficulties will be resolved subsequent to the Merger, at which time is it anticipated that the Company will be funded by or with the assistance of the Parent or its affiliates. Other than the consummation of the Agreement, the Company has not developed any other acceptable alternatives to its liquidity and capital resource problems. If the Merger is not consummated by the end of March, no assurance can be given that the Company will be able to continue operations.

Short-Term Commitments
----------------------
The Company's principal short-term material commitments (i.e., expenditures the Company plans to make during the twelve months ending December 31, 2000) are as follows:

         * the internal overhead and employee costs associated with monitoring its power plant initiatives and projects and internal costs ascribed with the development of new projects (approximately $400,000);

         * funds (approximately $800,000) required to fund SunWize's operating losses;

         * approximately $2 million required for the construction of a 30,000 square foot facility in Kingston to house the solar electric product development and manufacturing operations (the "SunWize Facility");

         * third-party costs of approximately $250,000 associated with the Company's foreign development projects and initiatives; and

         * approximately $1.2 million in connection with the Empire Newsprint Project.

The Company currently intends to address these commitments in the manner described below, though the Company reserves the right to address such commitments differently than in the manner contemplated below should, in management's discretion, circumstances so dictate.

SunWize
-------
SunWize's operating losses (currently approximately $45,000 to $65,000 per month) are currently being funded by the Company's cash on hand and the Parent Loans. The construction of the SunWize Facility will be financed through the issuance of an industrial development agency bond, which bond is to be secured by a letter of credit to be issued by HSBC Bank USA and secured by the building and the interest of SunWize in the real property upon which this facility is situated. The Company expects this financing to be completed in April 2000.

Foreign Development Project Initiatives
---------------------------------------
Activity with respect to the foreign development initiatives are being funded by cash on hand and the Parent Loans.

Empire Newsprint Project
------------------------
Management intends to fund its commitments (which includes approximately $1 million of Total Development Costs (as defined)) with respect to the Empire Newsprint Project through the Parent Loans (as defined) and the Barter Arrangements (as defined).

Long-Term Capital Commitments
-----------------------------
The principal long-term material capital commitments of the Company are the estimated (i) $5 million to $7 million of total development costs ("Total Development Costs") required to bring the Empire Newsprint Project to the point where it is able to obtain long-term financing for actual construction of the facilities contemplated by this project (the "Financial Close"), which funds are to be expended over the next 24 to 30 months and (ii) $650 million cost of constructing the Empire Newsprint Project ("Total Construction Costs"). It is anticipated that the funds required for the Total Development Costs would come in the form of advances of cash or services from, among other sources, vendors interested in participation in the construction of the project (the "Barter Arrangements"); such vendors generally would be repaid in whole or in part at Financial Close. The Company has also engaged PricewaterhouseCoopers Securities LLC ("PWC") to provide financial advisory services for the project, including placement of debt, equity or equity-related securities with institutional or strategic investors necessary to finance the Total Development Costs and to bring this project to Financial Close. The Company has not specifically identified the manner in which it will finance the Total Construction Costs but it anticipates that (i) it will have to surrender part of its equity interest in this project in connection with the financing of the Total Construction Costs and (ii) PWC may assist it in obtaining such financing.

Parent Loans and Financial Support
----------------------------------
Pursuant to the Agreement, the Parent agreed to lend the Company (the "Parent Loans") such amounts as the Company reasonably requests in order to satisfy its obligations with respect to certain operating expenses of the Company and its subsidiaries; provided, however, that Parent is not required to make loans within a thirty day period in excess of $350,000, loans with a cumulative amount in excess of $1,050,000, or under certain other circumstances relating to the status of the Agreement and the merger contemplated thereby. Through February 11, 2000, an aggregate of $562,500 in Parent Loans have been made. The Company has obtained options to acquire land to be used in connection with the Empire Newsprint Project. These options require the Company to make certain periodic payments. In connection therewith and in addition to the Parent Loans, the Parent or its affiliate has caused a letter of credit to be issued in the amount of $450,000 to secure the Company's obligation with respect to these option payments. This letter of credit will be reduced as the option payments are made.

During the nine months ended December 31, 1999, cash of $3,549,863 was used in operations primarily as a result of the net loss for the period of $3,449,310. Net changes in other assets and liabilities produced additional negative cash flow of $232,416. These uses of cash were partially offset by non-cash items of $131,863.

The Company's investing activities provided cash of $2,242,121 during the nine-month period ended December 31, 1999 primarily as a result of distributions from partnerships of $2,390,102, partially offset by the acquisition of property, plant and equipment of $147,981. The distributions received from partnerships are non-recurring in nature and primarily represent the Company's share of the proceeds from the sale of certain pollution control emission allowances and distributions made upon liquidation of certain partnerships.

For the nine months ended December 31, 1999, the Company's financing activities resulted in a decrease in cash of $42,238, due to the repayment of borrowings.

Year 2000
---------
The disclosure set forth below includes actions taken by Oldco (including actions taken by Oldco's Year 2000 Management Committee) with respect to Year 2000 issues.

Besicorp does not expect additional expenditures for the balance of Fiscal 2000. Besicorp has not experienced any material Year 2000 difficulties subsequent to December 31, 1999.

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

Besicorp relies on computer hardware, software, and related technology primarily in its internal operations, such as billing and accounting. During Fiscal 1998, Besicorp formed a Year 2000 Management Committee to address the potential financial and business consequences of Year 2000 issues, such as the disruptions mentioned above, the failure to receive essential supplies and services or the loss of customers, with respect to both Besicorp's hardware, software, applications and interfaces (collectively, "IT Systems") and non-information technology systems such as telemetry, security, power and transportation (collectively, the "Non-IT Systems"). In general, the Year 2000 Management Committee divided its efforts with respect to both the IT Systems and the Non-IT Systems into three phases: (1) inventory and assessment ("Phase One"), (2) strategy and contingency planning ("Phase Two") and (3) upgrades, conversions and other solutions, at the end of which the systems are tested to confirm Year 2000 compliance ("Phase Three").

With respect to the IT Systems, Besicorp completed its evaluation of its hardware, software and other IT Systems and has migrated from a 486 PC environment to an Intel Pentium environment. All workstations and software have been replaced as necessary to assure Y2K compliance. All key vendors have supplied written documentation of their Y2K compliance. Systems were tested through January 2000 and no significant problems arose.

With respect to the Non-IT Systems, Besicorp relies on outside providers for its basic needs such as electricity, telephone service and other utilities. As part of its evaluation of its Non-IT Systems, the Year 2000 Management Committee generally contacted the utilities and other providers through written correspondence. All Non-IT systems indicate that they are compliant except voice mail, which is scheduled for an upgrade in the summer of 1999.

Besicorp has communicated with certain of its vendors, suppliers, and customers to both monitor and encourage their respective remedial efforts regarding Year 2000 issues. Besicorp has contacted by letter or phone all of its significant vendors and suppliers and its largest customers to determine the extent to which Besicorp's systems might be vulnerable as a result of third parties' failure to resolve their own Year 2000 issues. Besicorp's photovoltaic business is dependent on components provided by photovoltaic module suppliers. Failure by vendors and suppliers to successfully address their Year 2000 issues could result in delays in their providing various products and services to Besicorp. However, Besicorp has determined that it is not necessary to seek replacement vendors to assure availability of products and services. At present, Besicorp has no reason to believe it will not be able to obtain all necessary products and services, either from the present vendors and suppliers, or replacement vendors and suppliers. Failure by customers could disrupt their ability to maximize their use of Besicorp's products and services and lead to a reduction in revenues; therefore, Besicorp has sent a newsletter to its product customers to help develop each customer's awareness of Year 2000 issues and their implications.

The Year 2000 Management Committee believes that Besicorp's internal operations will not be affected by Year 2000 problems. Besicorp does not rely solely on its IT Systems in order to produce products it sells or to develop project opportunities. In fact, in July 1998, Besicorp=s IT Systems temporarily ceased to function due to a lightning strike that destroyed many components of the system, and while inconvenienced, the business operated, deadlines were met, and relationships were cultivated.

Besicorp did not develop a contingency plan. Based on Besicorp's research, evaluation, and actions in preparation for Year 2000, Besicorp had no reason to believe it would be unable to obtain all necessary products and services from present vendors and suppliers. In the unlikely event that replacement vendors and suppliers are required, a situation that our current vendors and suppliers do not believe will occur, Besicorp believes such replacements can be made with little difficulty. Further, Besicorp does not rely solely on its IT systems in order to produce products it sells or to develop project opportunities. Many functions are done by hand or via in person communication. Transitioning to manual accounting can be accommodated in the event of an unexpected Year 2000 emergency.

Short of any third party disaster that Besicorp is unable to control and for which Besicorp cannot develop contingency plans, such as the failure of a utility providing power or telecommunications, Besicorp does not believe its business will be detrimentally impacted by potential Year 2000 problems. The most reasonably likely worst case Year 2000 scenario would be minor delays in production and distribution (and for a brief period higher costs) which could reduce revenues and income, and perhaps a reduction in sales.

Through December 31, 1999 Besicorp spent $194,327 on Year 2000 compliance. Of this amount, $138,836 was spent during Fiscal 1999, $17,042 in Fiscal 2000, and the balance was spent in Fiscal 1997 and 1998.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.)     Exhibits

Exhibit           Exhibit
Number

2.1               Form of Contribution and Distribution Agreement by and between Besicorp Ltd. (the "Company")
                  and Oldco ("BGI"). (B)

2.2               Amended and Restated Agreement and Plan of Merger dated as of November 24, 1999 by and between the Company, Besicorp Holdings, Ltd., and Besi Acquisition Corp. (C)

3(i)              Certificate of Incorporation of the Company. (A)

3(ii)             By-Laws of the Company. (A)

10.1              Form of Indemnification Agreement by and among the Company, BGI Acquisition LLC ("LLC") and BGI
                  Acquisition Corp. ("Acquisition")(A)

10.2              Form of Escrow Agreement by and among the Company, BGI, LLC and Acquisition. (A)

10.3              Form of Lease by and between the Company and BGI. (B)

10.4              1999 Incentive Plan. (B)

10.5              Memorandum of Understanding by and between Empire State Newsprint LLC and Besicorp Development,
                  Inc. (D)

27                Financial Data Schedule - 9 Months ended December 31, 1999

27.1              Financial Data Schedule - 9 Months ended December 31, 1998


Notes:

A. Incorporated by reference to the corresponding exhibit filed with the Form 10-SB of the Company filed on December 23, 1998.

B. Incorporated by reference to the corresponding exhibit filed with Post-Effective Amendment No. 2 to the Form 10-SB/A of the Company filed on March 22, 1999.

C. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on or about December 16, 1999.

D. Incorporated by reference to the corresponding exhibit filed on January 26, 2000 on the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 1999.

(b)      Reports on Form 8-K

         On or about October 19, 1999 and December 16, 1999, the Company filed reports on Form 8-K announcing under "Item 5. Other Events" certain matters regarding the Agreement.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Besicorp Ltd., Registrant


Date:  February 15, 2000                       /s/ Michael F. Zinn
       -----------------                           --------------------------
                                                   Michael F. Zinn
                                                   President
                                                  (principal executive officer)



Date: February 15, 2000                       /s/ James E. Curtin
      -----------------                           -----------------------------
                                                  James E. Curtin
                                                  Vice President and Controller
                                                  (principal accounting officer)