Form 10KSB/A
period 1999-03-31
BESICORP LTD
filed 2000-04-17
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A/3

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

                                  BESICORP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                              Years Ended March 31,
                                                              1999           1998
                                                              ----           ----
Revenues:
   Product sales                                            $5,103,275     $3,838,351
   Other revenues                                              486,030        426,154
   Interest and other investment income                         20,412         35,482
   Other income                                                106,886        108,435
                                                             ---------      ---------
      Total Revenues                                         5,716,603      4,408,422
                                                             ---------      ---------
Costs and Expenses:
   Cost of product sales                                     4,839,016      3,932,301
   Selling, general and
      administrative expenses                                9,444,398      8,466,360
   Interest expense                                            134,110        481,651
   Other expense                                                11,018      2,519,114
                                                            ----------     ----------
      Total Costs and Expenses                              14,428,542     15,399,426
                                                            ----------     ----------
Loss Before Income Taxes                                    (8,711,939)   (10,991,004)

Credit for Income Taxes                                      2,897,200      3,767,000
                                                            ----------      ---------
Net Loss                                                  $ (5,814,739)   $(7,224,004)
                                                            ==========      =========
Net loss per share                                        $     (47.90)   $    (59.51)
                                                            ==========      =========


See accompanying notes to consolidated financial statements.

                           BESICORP LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Years Ended March 21, 1999 and 1998



                                                             Additional         Besicorp         Retained
                                       Common Stock            Paid In          Group Inc.       Earnings
                                  Shares          Amount       Capital          Investment       (Deficit)        Total
                                  ------          ------     ---------          ----------       ---------        -----
Balance April 1, 1997                            $              $             $ 2,221,758       $               $2,221,758

Net Loss                                                                       (7,224,004)                      (7,224,004)

Net transactions with
   Besicorp Group Inc.                                                          4,712,551                        4,712,551
                                 ---------       ---------    ---------         ---------         ---------      ---------
Balance March 31, 1998                                                           (289,695)               0        (289,695)

Net loss to March 22, 1999                                                     (5,642,576)                      (5,642,576)

Net transactions with
   Besicorp Group Inc.                                                         15,424,312                       15,424,312

Distribution of Besicorp Ltd.
   stock by Besicorp Group Inc.     122,057        1,221      9,490,820        (9,492,041)                               0

Net loss March 23, 1999
   to March 31, 1999                                                                              (172,163)       (172,163)

Payment in lieu of issuance
   of shares                           (675)           (7)      (29,035)                                           (29,042)

Additional capital
   contibution                                                   29,042                                             29,042
                                    -------        -----      ---------           -------          -------       ---------
                                    121,382     $  1,214    $ 9,490,827       $         0    $    (172,163)    $ 9,319,878
                                    =======        =====      =========           =======          =======       =========


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
                                                                          =======                       =======

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

(a) In connection with a project (the "Project"), the Company advanced an aggregate of $2,500,000 (see Note 7(d)) of which, at March 31, 1998, $1,944,624 and $555,376 was owed to the Company by, respectively, an affiliated partnership and an unrelated company ("Allegany"). During Fiscal 1998, Besicorp Group Inc. reserved the full amount of such loan due to its impairment and wrote off the combined loan during the third quarter of Fiscal 1999 because the Company relinquised its rights thereunder pursuant to the plan of reorganization approved by the United States Bankruptcy Court for the District of New Jersey (Case No.95-28703 (WT)) and the related settlements agreements. The Company did not in Fiscal 1999 or Fiscal 1998 record any interest income with respect to such advances.

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

NOTE - 5 INVESTMENTS IN PARTNERSHIPS
         ---------------------------
The Company's interests in partnerships range from 35.715% to 50.2% and are accounted for under the equity method. The investment in partnerships of $4,009,810 at March 31, 1999 primarily represents the amounts paid by the Company of $2,310,549 which equaled the tax bases of the partnership interests of $2,310,549, which was contributed by Besicorp Group Inc. to the Company. In addition, included in the investment balance is a receivable of $1,721,175 which was also contributed to the Company by Besicorp Group Inc. and represents the funds due from certain revenues earned by the partnerships in March 1999. The partnerships are presently in liquidation. In June 1999, the Company received distributions from the partnerships of approximately $2,000,000. Also included in the investment balance are (a) approximately $550,000 which management expects will be received by the Company, reduced by certain expenses to be incurred, upon liquidation of one partnership around October 1999 and (b) approximately $1.4 million (the "Liquidated Partnership Funds") held in cash escrow accounts which were established in connection with the liquidated partnerships. The Liquidated Partnership Funds, if any, may be released to the Company between June 2000 and May 2002 subject to the satisfaction of certain conditions, as to which no assurance can be given.

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

                                  BESICORP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


For the Year Ended                      Project               Product
March 31, 1999                          Segment               Segment            Eliminations (1)             Total
--------------                          -------               -------            ------------                 -----

Net revenues                             $165,161             $5,551,442                                    $  5,716,603
Loss before taxes                      (6,856,945)            (1,854,994)                                     (8,711,939)
Income tax provision (credit)          (2,283,500)              (613,700)                                     (2,897,200)
Net income (loss)                      (4,573,445)            (1,241,294)                                     (5,814,739)
Identifiable assets                    18,315,811              2,635,574            $(10,338,484)             10,612,901
Investment in partnerships              4,009,810                      -                                       4,009,810
Capital expenditures                            -                133,348                                         133,348
Depreciation and amortization              84,466                 80,841                                         165,307

For the Year Ended                      Project               Product
March 31, 1998                          Segment               Segment              Eliminations (1)           Total
                                        -------               -------              ------------               -----

Net revenues                             $158,427            $4,249,995                                      $4,408,422
Loss before taxes                      (8,412,438)           (2,578,566)                                    (10,991,004)
Income tax provisions (credit)         (2,868,000)             (899,000)                                     (3,767,000)
Net income (loss)                      (5,544,438)           (1,679,566)                                     (7,224,004)
Identifiable assets                    17,355,904             1,947,316            $(14,074,568)              5,228,652
Investment in partnerships                      -                     -                                                -
Capital expenditures                       39,478               109,788                                          149,266
Depreciation and amortization             152,662                91,131                                          243,793


(1) Eliminations are comprised of inter-company accounts receivable recorded on certain subsidiaries, which are eliminated in consolidation.

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

                                          April 1, 1998          March 23, 1999         Year Ended
                                             through                 through          March 31, 1999
                                          March 22, 1999          March 31, 1999      --------------
                                          --------------         ---------------
Revenues:
Product Sales                             $4,902,642              $200,633            $5,103,275
Other Revenue                                485,705                   325               486,030
Interest and other invesment income           19,188                 1,224                20,412
Other income                                 105,041                 1,845               106,886
                                           ---------               -------             ---------
Total Revenues                             5,512,576               204,027             5,716,603
                                           ---------               -------             ---------
Cost and Expenses:
Cost of product sales                      4,661,182               177,834             4,839,016
Selling, general and
     administrative expense                9,251,042               193,356             9,444,398
Interest expense                             134,110                     -               134,110
Other expense                                 11,018                     -                11,018
                                           ----------              -------            ----------
Total Cost and Expenses                    14,057,352              371,190            14,428,542
                                           ----------              -------            ----------
Loss Before Income Taxes                   (8,544,776)            (167,163)           (8,711,939)

Credit for Income Taxes                     2,902,200               (5,000)            2,897,200
                                            ---------               -------            ---------
Net Loss                                  $(5,642,576)            $(172,163)         $(5,814,739)
                                            =========               =======            =========
Loss Per Common Share                     $    (46.48)            $   (1.42)         $    (47.90)


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BESICORP LTD.


                                 By: /s/Michael F. Zinn
                                     ------------------
                                 Name:  Michael F. Zinn
                                 Title: Chairman of the Board,
                                        Chief Executive Officer and President
                                        (principal executive officer)
                                 Dated: April 17, 2000


                                 By: /s/James E. Curtin
                                     ------------------
                                 Name:  James E. Curtin
                                 Title: Vice President, Controller
                                        (principal accounting officer)
                                 Dated: April 17, 2000