Form 10QSB/A
period 1999-06-30
BESICORP LTD
filed 2000-04-17
CIK 1075627

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  Form 10-QSB/A/2


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

                                                     Yes __X__         No_____

Common stock outstanding as of August 12, 1999                136,382

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

                                                 Project               Product
June 30, 1999                                    Segment               Segment                 Eliminations (1)      Total
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

(1) Eliminations are comprised of inter-company account receivables recorded on certain subsidiaries, which are eliminated in consolidation.

K.  Legal Proceedings
See Part II, Item 1 which is incorporated by reference.


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Besicorp Ltd., Registrant

Date:  April 17, 2000                        /s/ Michael F. Zinn
       ----------------                          -------------------
                                                 Michael F. Zinn
                                                 President
                                                 (principal executive officer)



Date:  April 17, 2000                        /s/ James E. Curtin
       ----------------                          -------------------
                                                 James E. Curtin
                                                 Vice President and Controller
                                                 (principal accounting officer)
                                       9