Form 10QSB/A
period 1999-09-30
BESICORP LTD
filed 2000-04-17
CIK 1075627

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

I.  Segments of Business
The Company specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment"). Segments are reported based on the subsidiaries involved with the activity of the segment, with no intersegment revenues and expenses. A summary of industry segment information for the three and six months ended September 30, 1999 and 1998 is as follows:


For the Six Months Ended                         Project               Product
September 30, 1999                               Segment               Segment                 Eliminations (1)       Total
------------------                               -------               -------                 ------------           -----

Net revenues                                     $  107,213          $4,449,981                                     $4,557,194
Loss before taxes                                (1,900,436)           (591,320)                         0          (2,491,756)
Income tax provision (credit)                        12,193               1,741                                         13,934
Net income (loss)                                (1,912,629)           (593,061)                                    (2,505,690)
Identifiable assets                              18,970,736           2,196,060               $(12,826,360)          8,340,436
Investment in partnerships                        1,692,414                   0                          0           1,692,414
Capital expenditures                                 17,729              36,817                                         54,546
Depreciation and amortization                        57,916              15,358                                         73,274

For the Six Months Ended                          Project             Product                 Eliminations (1)        Total
September 30, 1998                                Segment             Segment                 ------------            -----
------------------                                -------             -------

Net revenues                                     $   87,935          $2,289,913                         0          $2,377,848
Loss before taxes                                (3,275,002)           (904,544)                                   (4,179,546)
Income tax provision                             (1,417,067)              1,767                                    (1,415,300)
Net income (loss)                                (1,857,835)           (906,411)                                   (2,764,246)
Identifiable assets                              17,130,957           2,213,466             $(15,193,811)           4,150,612
Investment in partnerships                                0                   0                         0                   0
Capital expenditures                                 35,508              35,129                                        70,637
Depreciation and amortization                        64,064              16,977                                        81,091



For the Three Months Ended                       Project               Product
September 30, 1999                               Segment               Segment                 Eliminations (1)       Total
------------------                               -------               -------                 ------------           -----

Net revenues                                      $56,726              $2,291,067                                     $2,347,793
Loss before taxes                                (977,968)               (304,295)                                    (1,282,263)
Income tax provision                                2,795                     381                                          3,176
Net income (loss)                              (1,042,935)               (242,504)                                    (1,285,439)
Identifiable assets                            18,970,736               2,196,060              $(12,826,360)           8,340,436
Investment in partnerships                      1,692,414                       0                                      1,692,414
Capital expenditures                               17,729                  25,502                                         43,231
Depreciation and amortization                      21,855                   5,795                                         27,650

For the Three Months Ended                        Project             Product                 Eliminations (1)        Total
September 30, 1998                                Segment             Segment                 ------------            -----
------------------                                 -------             -------

Net revenues                                      $44,689             $1,189,025                                    $1,233,714
Loss before taxes                              (2,302,748)              (636,011)                                   (2,938,759)
Income tax provision                             (994,500)                 1,200                                      (993,300)
Net income (loss)                               1,508,756               (436,703)                                   (1,945,459)
Identifiable assets                            17,130,957              2,213,466               $(15,193,811)         4,150,612
Investment in partnerships                              0                      0                          0                  0
Capital expenditures                               35,508                 35,508                                        70,637
Depreciation and amortization                      24,196                  6,431                                        30,627



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

Date:  April 13, 1999                       /s/ Michael F. Zinn
       -----------------                        -------------------
                                                Michael F. Zinn
                                                President
                                                (principal executive officer)


Date:  April 13, 1999                      /s/ James E. Curtin
       -----------------                       -------------------
                                               James E. Curtin
                                               Vice President and Controller
                                               (principal accounting officer)