Form 10QSB/A
period 1999-12-31
BESICORP LTD
filed 2000-04-17
CIK 1075627

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

J.  Segments of Business
The Company specializes in the development, assembly, manufacture, marketing and resale of photovoltaic products and systems ("Product Segment") and the development of power plant projects ("Project Segment"). Segments are reported based on the subsidiaries involved with the activity of the segment, with no intersegment revenues and expenses. A summary of industry segment information for the three and nine months ended December 31, 1999 and 1998 is as follows:


For the Nine Months Ended                Project              Product
December 31, 1999                        Segment              Segment                 Eliminations (1)   Total
-----------------                        -------              -------                 ------------       -----

Net revenues                           $   210,512           $ 6,391,701                              $ 6,602,213
Loss before taxes                       (2,597,758)            (835,530)                               (3,433,288)
Income tax provision (credit)               14,281                1,741                                    16,022
Net income (loss)                       (2,612,039)            (837,271)                               (3,449,310)
Identifiable assets                     20,155,153            2,300,957               ($14,471,568)     7,984,542
Investment in partnerships                       0                    0                                         0
Capital expenditures                        21,801              126,180                                   147,981
Depreciation and amortization               78,384               30,474                                   108,858

For the Nine Months Ended                Project              Product
December 31, 1998                        Segment              Segment                 Eliminations (1)    Total
-----------------                        -------              -------                 ------------        -----

Net revenues                           $   114,750           $ 3,662,431                              $ 3,777,181
Loss before taxes                       (4,711,364)           (1,353,322)                             ( 6,064,686)
Income tax provision (credit)           (1,592,626)             (469,374)                              (2,062,000)
Net income (loss)                       (3,118,738)             (883,948)                              (4,002,686)
Identifiable assets                     13,566,367             2,430,400               ($11,994,756)    4,002,011
Investment in partnerships                       0                     0                                        0
Capital expenditures                        35,508                35,129                                   70,637
Depreciation and amortization               82,389                44,565                                  126,954



For the Three Months Ended               Project              Product
December 31, 1999                        Segment              Segment                 Eliminations (1)   Total
-----------------                        -------              -------                 ------------       -----

Net revenues                            $178,486              $1,941,720                                 $2,120,206
Loss before taxes                       (697,322)               (244,210)                                  (941,532)
Income tax provision (credit)              2,088                       0                                      2,088
Net income (loss)                       (699,410)                244,210                                   (943,620)
Identifiable assets                   20,155,153               2,300,957               (14,471,568)       7,984,542
Investment in partnerships                     0                       0                                          0
Capital expenditures                       4,072                  89,363                                     93,435
Depreciation and amortization             20,468                  15,116                                     35,584

For the Three Months Ended               Project              Product
December 31, 1998                        Segment              Segment                 Eliminations (1)    Total
-----------------                        -------              -------                 ------------        -----

Net revenues                            $26,815               $1,372,518                                  $1,399,333
Loss before taxes                    (1,380,019)                (448,778)                                 (1,828,797)
Income tax provision (credit)          (150,559)                (477,141)                                   (627,700)
Net income (loss)                    (1,223,560)                  22,463                                  (1,201,097)
Identifiable assets                  13,566,367                2,430,400              (11,994,756)         4,002,011
Investment in partnerships                    0                        0                                           0
Capital expenditures                          0                        0                                           0
Depreciation and amortization            18,325                   27,538                                      45,863


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